Form 10-Q
period 2011-09-30
iSoft International Inc.
filed 2011-11-01
CIK 1521013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarter ended September 30, 2011

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from _____________ to ______________

                        Commission File Number 333-174443


                            ISOFT INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

            Nevada
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

             1 Ahmed Kamal St., Sidi Gaber Alexandria 21311, Egypt
               (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: +20 (10) 920-4278

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares outstanding of the registrant's class of common stock as October 16, 2011: 5,000,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the three months ended September 30, 2011.

                           FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-Q. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

WE CAUTION  READERS  NOT TO PLACE  UNDUE  RELIANCE  ON ANY SUCH  FORWARD-LOOKING
STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. WE DISCLAIM ANY OBLIGATION SUBSEQUENTLY TO REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

Balance Sheets.....................................................       3

Statements of Operations...........................................       4

Statements of Stockholders' Deficit................................       5

Statements of Cash Flows...........................................       6

Notes to the Financial Statements..................................       7

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                          September 30,        March 31,
                                                              2011               2011
                                                            --------           --------
                                                           (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                    $  3,895           $ 14,720
  Deferred offering costs (Note 4)                             6,250                 --
                                                            --------           --------

      Total current assets                                    10,145             14,720
                                                            --------           --------

Total assets                                                $ 10,145           $ 14,720
                                                            ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                  $  1,160           $    160
                                                            --------           --------

      Total current liabilities                                1,160                160
                                                            --------           --------
Stockholders' equity (Note 5,6)
  Authorized:
    75,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    5,000,000 common shares                                    5,000              5,000
  Additional paid-in capital                                  10,450             10,000
  Deficit accumulated during the development stage            (6,465)              (440)
                                                            --------           --------

      Total stockholders' equity                               8,985             14,560
                                                            --------           --------

Total liabilities and stockholders' equity                  $ 10,145           $ 14,720
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                      Date of
                                          Three Months          Six Months        Incorporation on
                                             Ended                Ended           March 9, 2011 to
                                          September 30,        September 30,        September 30,
                                              2011                 2011                 2011
                                           ----------           ----------           ----------
REVENUE                                    $       --           $       --           $       --
                                           ----------           ----------           ----------
OPERATING EXPENSES
  General & administrative                        225                  450                  610
  Organization                                     --                  325                  605
  Professional fees                                --                5,250                5,250
                                           ----------           ----------           ----------
Loss before income taxes                         (225)              (6,025)              (6,465)

Provision for income taxes                         --                   --                   --
                                           ----------           ----------           ----------

Net loss                                   $     (225)          $   (6,025)          $   (6,465)
                                           ==========           ==========           ==========
Basic and diluted loss per
 Common share (1)

Weighted average number of common
 shares outstanding (Note 5)                5,000,000            5,000,000
                                           ==========           ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                               Deficit
                                                                             Accumulated
                                            Common Stock       Additional     During the      Total
                                       -------------------       Paid in     Development   Stockholders'
                                       Shares       Amount       Capital        Stage         Equity
                                       ------       ------       -------        -----         ------
Inception, March 9, 2011                    --     $    --      $     --      $     --        $    --

Initial capitalization, sale of
 common stock to Director on
 March 9, 2011                       5,000,000       5,000        10,000            --         15,000

Net loss for the period                     --          --            --          (440)          (440)
                                     ---------     -------      --------      --------        -------

Balance, March 31, 2011              5,000,000       5,000        10,000          (440)        14,560

Capital contribution                        --          --           450            --            450

Net loss for the period                     --          --            --        (6,025)        (6,025)
                                     ---------     -------      --------      --------        -------

Balance, September 30, 2011          5,000,000     $ 5,000      $ 10,450      $ (6,465)       $ 8,985
                                     =========     =======      ========      ========        =======


   The accompanying notes are an integral part of these financial statements.

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   Date of
                                                             Six Months        Incorporation on
                                                               Ended           March 9, 2011 to
                                                            September 30,        September 30,
                                                                2011                 2011
                                                              --------             --------
OPERATING ACTIVITIES
  Net loss for the period                                     $ (6,025)            $ (6,465)
  Adjustments To Reconcile Net Loss to Net
   Cash Used In Operating Activities
     Additional paid in capital                                    450                  450
  Changes in operating assets and liabilities:
     Accounts payable                                            1,000                1,160
                                                              --------             --------

Net cash used for operating activities                          (4,575)              (4,855)
                                                              --------             --------

INVESTING ACTIVITIES                                                --                   --
                                                              --------             --------

Net cash used for investing activities                              --                   --
                                                              --------             --------
FINANCING ACTIVITIES
  Deferred offering costs                                       (6,250)              (6,250)
  Proceeds from issuance of common stock                            --               15,000
                                                              --------             --------

Net cash (used for) provided by financing activities            (6,250)               8,750
                                                              --------             --------

(Decrease) increase in cash during the period                  (10,825)               3,895

Cash, beginning of the period                                   14,720                   --
                                                              --------             --------

Cash, end of the period                                       $  3,895             $  3,895
                                                              ========             ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                  $     --             $     --
  Cash paid for interest                                      $     --             $     --


   The accompanying notes are an integral part of these financial statements.

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2011
                                   (unaudited)


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on March 9, 2011. The Company is devoting substantially all of its present efforts to establish a new business. It is considered a development stage company, and has had no revenues from operations to date.

Initial operations have included organization and capital formation. Management is planning to develop and then market an internet based, social media online video game to prospective users.

NOTE 2 - BASIS OF PRESENTATION

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim reporting, and in accordance with rules of the Securities and Exchange Commission. The balance sheet as of March 31, 2011 presented in these financial statements, has been derived from the Company's audited balance sheet for the fiscal year ended March 31, 2011. In the opinion of management, all known adjustments have been made (which consist primarily of normal, recurring accruals and estimates, and assumptions that impact the financial statements) for fair presentation of the financial position and operating results as of and for the period March 9, 2011 (date of inception) to September 30, 2011.

These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the fiscal year ended March 31, 2011. Notes to the financial statements, which would substantially duplicate the disclosures contained in the audited financial statements, have been omitted. Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012.

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2011
                                   (unaudited)


NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to September 30, 2011 of $(6,465). The Company intends to fund its expenditures through equity financing arrangements, which may be insufficient to fund its proposed development expenditures, working capital and other cash requirements through the next fiscal year ending March 31, 2012.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital for its business plans and then attaining profitable operations. In response to these issues, management has planned the following actions:

     - The Company has recently cleared a Registration Statement with the SEC to raise additional equity funds through a public offering.

     - Management is currently formulating plans to develop an internet based social media online video game to generate future revenues. There can be no assurances, however, that management's expectations of future revenues will be realized.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4. DEFERRED OFFERING COSTS

Deferred offering costs consist of legal, accounting and filing fees, incurred to the balance sheet date, that are related to company's planned public offering of a maximum of 1,000,000 common shares. The costs will be charged to stockholders' equity upon the issuance of shares under the public offering.

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2011
                                   (unaudited)


NOTE 5. STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 75,000,000 shares of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ISSUED AND OUTSTANDING

On March 9, 2011 (inception), the Company issued 5,000,000 common shares to its President, Secretary Treasurer and Director for cash of $15,000. See Note 6.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company's officer and director provides office space free of charge. The Company has recorded the estimated value of the office space of $75 per month as a contribution to capital.

The Company's officer and director is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On March 9, 2011, the Company issued 5,000,000 shares of its common stock to its President, Secretary Treasurer and Director for cash of $15,000. See Note 5.

NOTE 7. SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2011 to October 7, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q, together with the more detailed business information and the March 31, 2011 audited financial statements included in the Company's Registration Statement on Form S-1, as amended (File No. 333-174443), as filed with the SEC on September 14, 2011 and declared effective by the SEC on September 27, 2011. The S-1, as amended, also includes our detailed expenditures and milestones for our plan of operations described herein. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute "forward-looking" statements.

GENERAL OVERVIEW

Isoft International Inc. (referred to as "Isoft", "us", "we" and "our") was incorporated in the State of Nevada on March 9, 2011 to engage in the development and operation of online games for social networking websites. Our principal executive offices are located at 1 Ahmed Kamal St., Sidi Gaber Alexandria 21311, Egypt. Our phone number is +20 (10) 920-4278. We are a development stage company, we only just completed our first fiscal year end on March 31 and we have no subsidiaries. Since incorporation, we have not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings.

Our company's business is focused on the development and sale of social media, internet based, interactive entertainment games for use by the general public. We are in the early stages of developing our first game that we have named Curse of the Pharaohs ("COTP"). COTP is planned to provide an engaging online game experience, to be played on social media websites such as Facebook. We are also designing our game to capitalize on the interactive and social elements of gaming, appealing to players of all ages and genders. Each player will primarily play against his or her own programming directions or decisions, but will have the ability to draw on assistance provided by their own social media "friends". It is being designed as a fantasy quest in an engaging and intense environment, in which the player will play a young and ambitious archeologist on a mission to discover the hidden tombs and buried treasures of the Egyptian Pharaohs in the Valley of the Kings.

We currently have no revenues and no user subscriptions for our game. We anticipate that we will not have a commercial product for at least 12-18 months from the completion of our first planned offering, or 24-30 months from the date hereof. We currently estimate that we will require additional financing of approximately $250-400,000 to complete development of the game and $200,000 to successfully launch it with an adequate marketing and promotional campaign.

We must complete 2 major milestones prior to having our game available for future commercial use and revenue generation. First, we are planning to complete a DVD based video trailer with the funds we receive from our common share offering. We plan to complete the trailer within 6-9 months from the date of closing of the offering, provided we raise a sufficient amount to so. The trailer objective is to provide a visually engaging and dynamic representation through motion graphics and special effects to illustrate the key components and processes of the COTP game. The trailer will contain summary representations of our proposed game, characters and stage or realm development that we can use for presentations to the industry and financial community to raise the additional financing we require to complete our second milestone, develop and successfully launch COTP. It will also serve to give us valuable feedback on our concept from our own website viewers.

To date, we have only developed the overall storyline along the logo for our brand. Our website www.isoftinternational.com is functional and will ultimately serve as the primary method to promote our company, our current and planned products, and gain feedback on our commercial product offerings.

GOING CONCERN

We have very limited operations and no revenues. We have incurred losses from operations since inception. No revenues are anticipated until we complete and successfully commercialize our planned game. The ability of our Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

Our activities to date have been financed from the proceeds of share subscriptions. From our inception to September 30, 2011, we have raised a total of $15,000 from a private offering of our common stock to our sole officer and director. We are planning to raise additional equity through our current public offering under our currently effective Form S-1. As of the date hereof, we have not raised any additional funds. There is no guarantee that we will be able to raise any funds through this or any other offerings.

PLAN OF OPERATION

Our plan of operations over the 12 month period following successful completion of our offering is to gain support for our concept and then raise sufficient suitable additional financing to commence with the development of the COTP social media game. We do not expect to generate any revenues during this time frame. In order to achieve our plan, we have established the following goals for this initial 12 month period:

     * Create and execute a video trailer which illustrates our game concept within 6-9 months
     *    Upload our trailer on our company website after completion
     *    Secure additional suitable financing to develop our game
     *    Research & select of most effective game engine for COTP requirements
     * Upon selection of game engine, interview programming specialists who have experience with specific coding languages to develop and support the game engine

Our ability to achieve our goals is entirely dependent upon the amount of shares sold under our common share offering.

If we are not able to sell 750,000 shares we can maintain our reporting requirements with the SEC and complete the development of our dvd and related materials, but we will have insufficient funds to market our company to prospective investors to secure financing to develop and market our game. If we are not able to sell a minimum of 500,000 shares of our common stock under our Offering, we will not implement our business plan at all, except maintaining our reporting with the SEC and remain in good standing with the state of Nevada. If we do not sell at least 250,000 shares of our common stock (25% of the Offering) we will not be able to maintain our reporting status with the SEC and remain in good standing with the state of Nevada without additional funds. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares.

If we are successful in selling all 1,000,000 common shares under our offering, the net proceeds will be used for the development of our dvd trailer and general working capital during the twelve months following completion of the offering.

RESULTS OF OPERATIONS

From the inception of our company on March 9, 2011 to March 31, 2011 (our first fiscal year end) we incurred a loss of $440. This loss includes $280 for the incorporation of our company and $160 for the acquisition of our isoftinternational.com domain and hosting costs. During the six months ended September 30, 2011 we incurred an additional loss of $6,025. This loss includes $5,250 for professional fees, $450 for our office and $325 for organization related costs. During the six months ended September 30, 2011, we also incurred costs of $6,250 related to our public offering, which we have classified as deferred offering costs on our balance sheet. Deferred offering costs consist of legal, accounting and filing fees incurred through September 30, 2011 that are related to our public offering and that will be charged to capital upon the receipt of funding and issuance of shares.

From inception on March 9, 2011 to September 30, 2011 we have incurred cumulative losses of $6,465. We believe we will continue to incur losses into the foreseeable future as we develop our business.

REVENUES

We did not generate any revenues from March 9, 2011 (inception) to September 30, 2011. We will not be in a position to generate revenues for at least 24 months. Future revenue generation is dependent on the successful development and launch of our COTP game.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our cash flow and operations solely from the sale of $15,000 of common stock to our director. Since inception, $11,105 in cash was used either for operating activities, or for costs related to our offering. As of September 30, 2011, our cash balance was $3,895 and we have outstanding accounts payable of $1,160. Our net cash working capital balance (net of deferred offering costs classified as current assets on our balance sheet), was therefore $2,735.

We believe our current cash and net working capital balance is only sufficient to cover our expenses for the next 2-3 months. If we cannot raise any additional financing prior to the expiry of this timeframe, we will be forced to cease operations and our business will fail.

Even under a limited operations scenario to maintain our corporate existence, we believe we will require a minimum of $14,000 in additional cash over the next 12 months to pay for the remainder of our total offering costs, and to maintain our regulatory reporting and filings. Other than our planned offering, we currently have no arrangement in place to cover this shortfall.

In order to achieve our stated business plan goals, we require the funding from our planned equity offering. We are a development stage company and have generated no revenue to date. We cannot guarantee that we will be able to sell all the shares required. Even if we are successful, we will still not be in a position to generate revenues or become profitable. We still must raise significant additional funding to continue with our business. The offering is only sufficient to enable us to develop our concept for use to raise these additional funds. We currently estimate that we will require a minimum of 24-30 months from the date hereof and an additional $450-600,000 to complete the development of our COTP game and promote it commercially.

These additional funds will have to be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the development of our concept and actual game are greater than we have budgeted. We will also require additional financing to sustain our business operations if we are ultimately not successful in earning revenues. We currently do not have any arrangements regarding our planned offering or for further financing and we may not be able to obtain financing when required. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, to allow timely decisions regarding required disclosure. As of September 30, 2011 we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our sole Officer concluded that our disclosure controls and procedures were effective and adequate.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's CEO and CFO and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011, and concluded internal control over financial reporting was adequate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to SEC rules that permit the Company to provide only the management's report in this quarterly report.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Pursuant to Rule 601 of Regulation SK, the following exhibits are included herein or incorporated by reference.

Exhibit
Number                            Description
------                            -----------

3.1      Articles of Incorporation*
3.2      By-laws*
31.1     Certification Pursuant to 18 U.S.C. ss. 1350, Section 302
32.1     Certification Pursuant to 18 U.S.C. ss.1350, Section 906
101      Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
*    Incorporated  by  reference  to  our  S-1  Registration   Statement,   File
     333-174443, filed on May 24, 2011


Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of October, 2011.

                                      ISOFT INTERNATIONAL INC.


Date: November 1, 2011                By: /s/ Mohamed Ayad
                                         ---------------------------------------
                                      Name:  Mohamed Ayad
                                      Title: President, CEO, Secretary Treasurer
                                             Principal Executive, Financial and
                                             Accounting Officer