Form 10-Q
period 2011-12-31
iSoft International Inc.
filed 2012-02-03
CIK 1521013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the quarter ended December 31, 2011

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

Number of shares outstanding of the registrant's class of common stock as December 31, 2011: 5,180,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the three months ended December 31, 2011.

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

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                               December 31,        March 31,
                                                                  2011               2011
                                                                --------           --------
                                                               (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                        $ 10,092           $ 14,720
  Deferred offering costs (Note 4)                                 7,423                 --
                                                                --------           --------

      Total current assets                                        17,515             14,720
                                                                --------           --------

Total assets                                                    $ 17,515           $ 14,720
                                                                ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                      $  1,160           $    160
                                                                --------           --------

      Total current liabilities                                    1,160                160
                                                                --------           --------
Stockholders' equity (Note 5,6)
  Authorized:
    75,000,000 common shares Par value $0.001
  Issued and outstanding:
    5,180,000 and 5,000,000 common shares respectively             5,180              5,000
  Additional paid-in capital                                      17,865             10,000
  Deficit accumulated during the development stage                (6,690)              (440)
                                                                --------           --------

      Total stockholders' equity                                  16,355             14,560
                                                                --------           --------

Total liabilities and stockholders' equity                      $ 17,515           $ 14,720
                                                                ========           ========


   The accompanying notes are an integral part of these financial statements.

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                      Date of
                                          Three Months          Nine Months       Incorporation on
                                             Ended                Ended           March 9, 2011 to
                                           December 31,         December 31,         December 31,
                                              2011                 2011                 2011
                                           ----------           ----------           ----------
REVENUE                                    $       --           $       --           $       --
                                           ----------           ----------           ----------
OPERATING EXPENSES
  General & administrative                        225                  675                  835
  Organization                                     --                  325                  605
  Professional fees                                --                5,250                5,250
                                           ----------           ----------           ----------
Loss before income taxes                         (225)              (6,250)              (6,690)

Provision for income taxes                         --                   --                   --
                                           ----------           ----------           ----------

Net loss                                   $     (225)          $   (6,250)          $   (6,690)
                                           ==========           ==========           ==========
Basic and diluted loss per
 Common share (1)

Weighted average number of common
 shares outstanding (Note 5)                5,046,956            5,015,709
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

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                               Deficit
                                                                             Accumulated
                                          Common Stock          Additional    During the      Total
                                       -------------------       Paid in     Development   Stockholders'
                                       Shares       Amount       Capital        Stage         Equity
                                       ------       ------       -------        -----         ------
Inception, March 9, 2011                   --     $      --     $      --     $      --     $      --

Initial capitalization, sale of
 common stock to Director on
 March 9, 2011                      5,000,000         5,000        10,000            --        15,000

Net loss for the period                    --            --            --          (440)         (440)
                                    ---------     ---------     ---------     ---------     ---------

Balance, March 31, 2011             5,000,000         5,000        10,000          (440)       14,560

Common stock issued for cash,
 net of offering costs                180,000           180         7,190            --         7,370

Capital contribution                       --            --           675            --           675

Net loss for the period                    --            --            --        (6,250)       (6,250)
                                    ---------     ---------     ---------     ---------     ---------

Balance, December 31, 2011          5,180,000     $   5,180     $  17,865     $  (6,690)    $  16,355
                                    =========     =========     =========     =========     =========


   The accompanying notes are an integral part of these financial statements.

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                              Date of
                                                        Nine Months       Incorporation on
                                                          Ended           March 9, 2011 to
                                                        December 31,         December 31,
                                                           2011                 2011
                                                         --------             --------
OPERATING ACTIVITIES
  Net loss for the period                                $ (6,250)            $ (6,690)
  Adjustments to Reconcile Net Loss to Net
   Cash Used In Operating Activities
     Additional paid in capital                               675                  675
  Changes in operating assets and liabilities:
     Accounts payable                                       1,000                1,160
                                                         --------             --------

Net cash used for operating activities                     (4,575)              (4,855)
                                                         --------             --------
INVESTING ACTIVITIES

Net cash used for investing activities                         --                   --
                                                         --------             --------
FINANCING ACTIVITIES
  Payment of offering costs                                (9,053)              (9,053)
  Proceeds from issuance of common stock                    9,000               24,000
                                                         --------             --------

Net cash (used for) provided by financing activities          (53)              14,947
                                                         --------             --------

(Decrease) increase in cash during the period              (4,628)              10,092

Cash, beginning of the period                              14,720                   --
                                                         --------             --------

Cash, end of the period                                  $ 10,092             $ 10,092
                                                         ========             ========
Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                             $     --             $     --
  Cash paid for interest                                 $     --             $     --


   The accompanying notes are an integral part of these financial statements.

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2011
                                   (unaudited)


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

NOTE 2. BASIS OF PRESENTATION

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim reporting, and in accordance with rules of the Securities and Exchange Commission. The balance sheet as of March 31, 2011 presented in these financial statements, has been derived from the Company's audited balance sheet for the fiscal year ended March 31, 2011. In the opinion of management, all known adjustments have been made (which consist primarily of normal, recurring accruals and estimates, and assumptions that impact the financial statements) for fair presentation of the financial position and operating results as of and for the period March 9, 2011 (date of inception) to December 31, 2011.

These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the fiscal year ended March 31, 2011. Notes to the financial statements, which would substantially duplicate the disclosures contained in the audited financial statements, have been omitted. Operating results for the nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012.

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2011
                                   (unaudited)


NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to December 31, 2011 of $(6,690). The Company intends to fund its expenditures through equity financing arrangements, which may be insufficient to fund its proposed development expenditures, working capital and other cash requirements through the next fiscal year ending March 31, 2012.

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

NOTE 4. DEFERRED OFFERING COSTS

Deferred offering costs consist of legal, accounting and filing fees, incurred to the balance sheet date, that are related to company's planned public offering of a maximum of 1,000,000 common shares. The costs are charged to stockholders' equity upon the issuance of shares under the public offering.

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2011
                                   (unaudited)


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

On December 8, 2011 the Company accepted subscriptions for 180,000 shares of common stock for gross proceeds of $9,000. Subsequent to offsetting deferred offering costs of $1,630, net proceeds were $7,370. See Note 4.

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

NOTE 7. SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2011 to January 30, 2012, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our activities to date have been financed from the proceeds of share subscriptions. From our inception to December 31, 2011, we have raised a total of $24,000 in gross proceeds from the issuance of our common stock. We are planning to raise additional equity through our current public offering under our currently effective Form S-1. There is no guarantee that we will be able to raise any additional funds through this or any other offerings.

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

RESULTS OF OPERATIONS

From the inception of our company on March 9, 2011 to March 31, 2011 (our first fiscal year end) we incurred a loss of $440. This loss includes $280 for the incorporation of our company and $160 for the acquisition of our isoftinternational.com domain and hosting costs. During the nine months ended December 31, 2011 we incurred an additional loss of $6,250. This loss includes $5,250 for professional fees, $675 for our office and $325 for organization related costs. During the nine months ended December 31, 2011, we also incurred total costs of $9,053 related to our public offering, which we have classified as deferred offering costs on our balance sheet. Deferred offering costs consist of legal, accounting and filing fees incurred through December 31, 2011 that are related to our public offering and that will be charged to capital upon the receipt of funding and issuance of shares. During the quarter, we offset $1,630 of these costs against gross proceeds of $9,000 realized from the sale of 180,000 common shares, or approximately 18% of our total planned offering.

From inception on March 9, 2011 to December 31, 2011 we have incurred cumulative losses of $6,690. We believe we will continue to incur losses into the foreseeable future as we develop our business.

REVENUES

We did not generate any revenues from March 9, 2011 (inception) to December 31, 2011. We will not be in a position to generate revenues for at least 24 months. Future revenue generation is dependent on the successful development and launch of our COTP game.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our cash flow and operations solely from the sale of $24,000 of common stock. Since inception, $13,628 in cash was used either for operating activities, or for costs related to our offering. As of December 31, 2011, our cash balance was $10,092 and we have outstanding accounts payable of $1,160. Our net cash working capital balance (net of deferred offering costs classified as current assets on our balance sheet), was therefore $8,932.

We believe our current cash and net working capital balance is only sufficient to cover our expenses for the next 6-8 months. If we cannot raise any additional financing prior to the expiry of this timeframe, we will be forced to cease operations and our business will fail.

Even under a limited operations scenario to maintain our corporate existence, we believe we will require a minimum of $5,000 in additional cash over the next 12 months to pay for the remainder of our total offering costs, and to maintain our regulatory reporting and filings. Other than our planned offering, we currently have no arrangement in place to cover this shortfall.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, to allow timely decisions regarding required disclosure. As of December 31, 2011 we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our sole Officer concluded that our disclosure controls and procedures were effective and adequate.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, and concluded internal control over financial reporting was adequate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Pursuant to Rule 601 of Regulation SK, the following exhibits are included herein or incorporated by reference.

Exhibit
Number                            Description
------                            -----------

3.1      Articles of Incorporation*
3.2      By-laws*
31.1     Certification Pursuant to 18 U.S.C. ss. 1350, Section 302
32.1     Certification Pursuant to 18 U.S.C. ss.1350, Section 906
101      Interactive Data Files pursuant to Rule 405 of Regulation S-T

----------
*    Incorporated  by  reference  to  our  S-1  Registration   Statement,   File
     333-174443, filed on May 24, 2011

Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of January, 2012.

                                     ISOFT INTERNATIONAL INC.


Date: January 30, 2012               By: /s/ Mohamed Ayad
                                        ----------------------------------------
                                     Name:  Mohamed Ayad
                                     Title: President, CEO, Secretary, Treasurer
                                            Principal Executive, Financial and
                                            Accounting Officer