Form 10-K
period 2012-03-31
iSoft International Inc.
filed 2012-06-20
CIK 1521013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For fiscal year ended March 31, 2012

                        Commission File Number 333-174443

                            ISOFT INTERNATIONAL INC.
             (Exact name of registrant as specified in its Charter)

          Nevada                                                  45-4798356
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                          1 Ahmed Kamal St., Sidi Gaber
                             Alexandria 21311, Egypt
               (Address of principal executive offices) (Zip Code)

                              011 20 (10) 920-4278
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address, and former fiscal year,
                          if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $0.001
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

At September 30, 2011, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $NIL. At March 31, 2012, the end of the Registrant's most recently completed fiscal year, there were 6,000,000 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

                  ISOFT INTERNATIONAL INC. - TABLE OF CONTENTS

         PART I

ITEM 1.  Business                                                              4
ITEM 1A. Risk Factors                                                         12
ITEM 1B. Unresolved Staff Comments                                            12
ITEM 2.  Properties                                                           13
ITEM 3.  Legal Proceedings                                                    13
ITEM 4.  Mine Safety Disclosures                                              13

         PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                    13
ITEM 6.  Selected Financial Data                                              14
ITEM 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            14
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk           19
ITEM 8.  Financial Statements and Supplementary Data                          20
ITEM 9.  Changes In and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             30
ITEM 9A. Controls and Procedures                                              30
ITEM 9B. Other Information                                                    30

         PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance              31
ITEM 11. Executive Compensation                                               32
ITEM 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      34
ITEM 13. Certain Relationships and Related Transactions, and Director
         Independence                                                         35
ITEM 14. Principal Accounting Fees and Services                               35

         PART IV

ITEM 15. Exhibits, Financial Statement Schedules                              36

         Signatures                                                           37

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Isoft International Inc., a Nevada corporation (the "Company"), contains "forward-looking statements," as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the Company's need for and ability to obtain additional financing, the volatility of real estate prices, and the exercise of the control by Mohamed Ayad, the Company's sole officer and director, other factors over which we have little or no control; and other factors discussed in the Company's filings with the Securities and Exchange Commission ("SEC").

Our management has included projections and estimates in this Form 10-K, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                  INTRODUCTION

Unless otherwise specified or required by context, as used in this Annual Report, the terms "we," "our," "us" and the "Company" refer collectively to Isoft International Inc. The term "fiscal year" refers to our fiscal year ending March 31. Unless otherwise indicated, the term "common stock" refers to shares of our common stock.

Our  financial  statements  are stated in United  States  Dollars  (US$) and are
prepared  in  accordance  with  United  States  generally  accepted   accounting
principles (U.S. GAAP).

                                     PART I

ITEM 1. BUSINESS

We were incorporated on March 9, 2011 in the State of Nevada. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchase or sale of assets. We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since we have a specific business plan or purpose. We have not had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

PRINCIPAL PRODUCTS AND SERVICES

Our company's business is focused on the development and sale of social media, internet based, interactive entertainment games for use by the general public. We are in the early stages of developing our first game that we have named Curse of the Pharaohs ("COTP"). We currently have no revenues and no user subscriptions for our game.

We just completed our first public offering of 1,000,000 shares of our common stock in late February, and raised a gross amount of $50,000 for our operations. We must complete 2 major milestones prior to having our game available for future commercial use and revenue generation. First, we are planning to complete a DVD based video trailer with the funds we receive from our offering. We have recently contracted with a third party with gaming and video presentation expertise to develop the DVD. We plan to complete the trailer within the next 6-8 months (Please also refer to our "Plan of Operations" herein). The trailer objective is to provide a visually engaging and dynamic representation through motion graphics and special effects to illustrate the key components and processes of the COTP game. The trailer will contain summary representations of our proposed game, characters and stage or realm development that we can use for presentations to the industry and financial community to raise the additional financing we require to complete our second milestone, develop and successfully launch COTP. It will also serve to give us valuable feedback on our concept from our own website viewers.

We anticipate that we will not have a commercial product for at least 14-24 months from the date hereof, and currently estimate that we will require in approximately $250-400,000 to complete development and $200,000 to successfully launch our game with an adequate marketing and promotional campaign.

To date, we have only developed the overall storyline along the logo for our brand. Our website www.isoftinternational.com is functional and will ultimately serve as the primary method to promote our company, our current and planned products, and gain feedback on our commercial product offerings.

COTP is planned to provide an engaging online game experience, to be played on social media websites such as Facebook. We are also designing our game to capitalize on the interactive and social elements of gaming, appealing to players of all ages and genders. Each player will primarily play against his or her own programming directions or decisions, but will have the ability to draw on assistance provided by their own social media "friends". It is being designed as a fantasy quest in an engaging and intense environment, in which the player will play a young and ambitious archeologist on a mission to discover the hidden tombs and buried treasures of the Egyptian Pharaohs in the Valley of the Kings. Using a combination of credits provided either by the game or cash purchase, the player will assemble a crew of workers to assist in making discoveries. The player will be responsible for the well being of the workers and will be required to "pay" them for their services either by credits or proceeds earned from discoveries. Discoveries of artifacts and tombs will provide currency that can be traded for game money that may be used to purchase new exploration licenses, new and more advanced tools or additional manpower. As the player discovers more and more hidden treasures, they will continue to advance through the game and receive new missions. All players will ultimately face the "Curse of the Pharaohs" that requires special preparation.

We are also planning to add new characters, environments, story-line twists and secrets on a regular basis to keep the game fresh for the players, and interactive social chat rooms to avoid the downfalls of many previous on-line games, which typically become redundant and stale for the users over time.

We are focusing on online internet based gaming because users can use their own PC's with any form of internet connection, without the need for additional hardware requirements such as a Play Station or Xbox. The internet is also better suited to play social media based role playing games because gamers can connect online with multiple people from multiple geographic regions in the world either for assistance or camaraderie.

Our planned distribution and revenue models may undergo significant revisions, as we get closer to launching our commercial game. At this stage in our development, there can be no assurance that we will be successful in generating revenues from our game, or that users will be receptive to playing COTP.

THE MARKET

We consider our proposed business to be part of the overall entertainment industry. At the most fundamental level, our proposed product when completed, will compete with many other forms of entertainment for the leisure time and discretionary spending of consumers.

Since the initial introduction in the early 1980's, video/electronic games have increasingly become mainstream entertainment choice for both children and adults. New generations of console game systems, improved graphics and expanded artificial intelligence capabilities of the new platforms have significantly enhanced game play and enabled rapid significant industry growth. With continuing growth in Internet subscribers, together with better networking technology and multimedia encoding techniques, it is becoming increasingly feasible to provide the same if not better quality entertainment through the Internet than was previously seen, heard and/or felt only through other more conventional distribution mediums such as game consoles.

Electronic video games are played by a large percentage of computer and game console users throughout the world. Despite general conceptions that game players are generally children and teens, the Entertainment Software Association (www.theesa.com) disclosed that 2011 user demographics for the USA, which directly apply to our proposed business, reveal that (1):

Seventy two percent of American  households  play computer and video games.

The average game PLAYER is 37 years old and has been playing games for 12 years.

Sixty  eight  percent  of  parents   believe  that  game  play  provides  mental
stimulation or education and eighty one percent feel that playing games has brought their families closer together.

(1) http://www.theesa.com/facts/pdfs/ESA_EF_2011.pdf

On January 12, 2012 the NPD Group, a global market research company, announced that estimated US sales of game software and content (including console games, full game downloads, downloadable game content and social media games) exceeded $16 billion in 2011 (2). Social media based games are the newest industry entrant. Their success has been commensurate with the huge success of social media websites such as Facebook. As of March 31, 2012, Facebook enjoyed more than 900 million active users globally, of which over 58% logged on in any given day (3). At a game event in late 2010, Facebook CEO Mark Zuckerberg revealed that games are one of the primary reasons some people visit Facebook. At the time, he confirmed that 40% of its userbase is using the site for social gaming
(4).

(2) https://www.npd.com/wps/portal/npd/us/news/pressreleases/pr_120116
(3) http://newsroom.fb.com/content/default.aspx?NewsAreaId=22
(4) http://techcrunch.com/2010/09/21/200-million-people-are-playing-
    facebook-games/

We believe social media based games will continue to experience significant growth and represent the next standard in electronic games for the following reasons:

     * The games offer regular content updates with changing story lines through flexible architecture, keeping the game dynamic and fresh for players
     * The games extend the realism of game play, by offering cutting edge technology, which makes the player feel they are actually part of the environment
     * The games create new opportunities to foster competition and mutual aid, by engaging mutual friends or players in a team or support situation
     *    The  games  present  a  compelling  new  social  environment,  and  an opportunity to meet new friends and share similar mind frames, existence, and game survival techniques.
     * The games offer an attractive new and recurring revenue source for game companies, as evidenced by the top performers who attain many subscribers in their compelling games (see "Competition and Competitive Strategy" below)

COMPETITION AND COMPETITIVE STRATEGY

We do not yet have a commercial product available for sale. When complete, COTP will be competing in the entertainment industry for the leisure time and discretionary spending of consumers with all other forms of entertainment media. Our competitors vary in size and cost structure from very small companies with limited resources to very large, diversified corporations with greater financial and marketing resources than ours. We are considered the smallest as we do not currently have a commercial product yet available for sale or use. We will be competing with well funded start-ups, traditional independent video game publishers, hardware and software manufacturers, casual entertainment websites, social networking websites, mobile games developers, foreign games developers and large publicly held media companies. We face additional competition from the entry of new companies into our market, including large diversified entertainment companies that have begun to develop games based upon their own highly recognizable brands, (such as Disney Interactive Studios) and, as a result, stand to become more direct competitors.

Our competitors have significantly greater resources and are able to spend more time and money on concept and focus testing, game development, product testing and marketing. Our business is driven by hit titles, which will require us to invest significantly in production and in marketing. It is also characterized by the continuous introduction of innovative new titles and the development of new technologies. Competition is also based on product quality and features, timing of product releases, brand-name recognition, quality of in-game content, access to distribution channels, effectiveness of marketing and price. In addition, regardless of our competitor's financial resources or size, our success depends on our ability to successfully execute our competitive strategies.

SOCIAL MEDIA ONLINE GAMES

Our direct competition in the social media based online games market segment is also highly competitive and characterized by frequent product introductions, new business models and new platforms. The barriers to entry are significantly less onerous, due to the lack of the requirement for a specific hardware platform. The game player's personal computer and an internet connection serve as the platform. As the proportion of households with a broadband connection increases, we expect new competitors to enter the market and existing competitors to allocate more resources toward developing online games. As a result, we expect competition in the online games market segment to intensify.

We believe Facebook is the major social media platform for our proposed game and that it is used by all of our potential competitors for their offerings. As of April 10, 2012, the top 3 specialists are currently enjoying the largest user base on Facebook are Zynga, Mensing and Woobox. As with more traditional video game offerings, hits have captured a significant percentage of overall users and this trend is expected to continue. Zynga currently enjoys the largest monthly average user base which is in excess of 287 million monthly users. Mensing is second with approximately 67 million and Woobox is third with 64 million. Microsoft is currently fifth with 49 million monthly average users (5).

(5) http://statistics.allfacebook.com/applications

KEY SUCCESS FACTORS

In order for our company and our game to be successful we must play close attention to all of our direct and indirect competitors. We plan on carefully investigating the competition and their respective games on a regular basis, and carefully analyze the positive and negative elements of their games and possible threats to us. If we fail to do so, our business will likely fail.

For game development to be successful, we must either build our own or contract with a development team that is comprised of a creative, experienced group of game designers and programmers that can set COTP apart from its potential competition, with expertise in state of the art design and implementation skills. Our research to-date suggests that COTP's fantasy environment represents a desirable genre. In order for our game to be a success, it also must offer:

Differentiated & Dynamic Quality Content - COTP is planned to offer a visual experience like no other. Attention to detail will be essential to ensure that the characters and environment look on par if not superior to other games of its caliber. At the same time, the game must continue to develop a story that is extremely interesting to its players. The content will be dynamic with twists in the story and game that will keep players engaged. This will become more important as additional competitors enter the market with similar games.

Empowering - The target audience must feel that they have a `say' in what happens to the characters in the game, giving the player the illusion and pleasure of taking action without having to deal with the responsibility and repercussions of such actions. We plan on setting up chat rooms on the COTP web site that will encourage the audience to talk about their experiences and share thoughts on the game, thus capturing their loyalty and making the site a part of their daily lives so the characters become "real" to them.

Entertaining - The target audience needs to be drawn to the experience, and made to forget about the reality around them while they focus on the new cyber-world that COTP presents to them. The experience needs to be commanding so that it becomes a topic of conversation among the consumers' friends and colleagues.

Customer Focused - We plan to provide content updates to COTP to provide an ongoing captive experience for the user and ensure that they leave the game happy, keen to relate their entertainment experience to all their friends and anxious to log-on to enjoy the next competition, hopefully bringing friends to share the experience. Customer complaints or suggestions will be dealt with to the best of our ability to ensure customer satisfaction, thus encouraging positive word of mouth recommendations of our product.

In order for the game and company to be successful, we will first need to alert our target market about COTP among the vast selection of other titles in the market. We believe this will require significant advertising and promotion. Our initial plans are to use the Facebook platform and create a Twitter presence to target interested game enthusiasts. We have already created both vehicles for our proposed future launch at http://www.facebook.com/pages/Curse-of-the-Pharaohs/205821226104970 and http://www.twitter.com/COTP_Game. We believe our marketing and promotion strategy will be subject to major revisions are we get closer to actually launching COTP.

SALES STRATEGY

We are still in the planning and formulation stages with respect to the development and commercialization of our product. As of the date hereof, we believe we are at least 14-24 months away from being in a position to generate revenues from our game. Therefore, our planned revenue model may undergo significant revisions as we develop and commercialize the game.

Social  media based games  currently  are not sold by  subscription  or for cash through direct or retail distribution channels. Additionally advertising revenues are not a common revenue stream for social media games unlike other website based commercial activities, because the game is played through the social media website rather than our own website. Games are provided for free to all users through the social media website. New games/players are typically provided a number of credits to use in the game. Additional free credits may be earned through successful completion of tasks or quests.

In order to be successful and for Isoft to generate sufficient revenues, COTP must captivate a very wide audience. The game's action and quest design and function must be such that it will encourage the player to spend hard currency on the game, through the purchase of additional credits. Currently, credit purchases can be completed through direct credit card purchases, paypal, using facebook credits, or purchase of game cards (distributed by us). When we introduce COTP, we also plan to roll out our own game store, where players can purchase credits.

In order to successfully generate sufficient revenues for our business through a large player base we must give careful consideration to the following:

     *    Develop our game concept so the player must attend on a regular basis
     * The player must be able to upgrade to higher levels or expand the resources of a certain level through purchase of game credits
     * Players can earn more game credits by sharing and inviting their friends to play the game
     * The use of the credit system to expand credits for the player based on any of the following scenarios:
          1. Renewable credit system that the player earns every few minutes, which entices the player to regularly attend to the game
          2. Gifted credits from other players in the game which encourages the user to invite his friends to play
          3. Enable the purchase of credits through all generally accepted media
          4. Collection of credits through completion of tasks and selling items in the game
          5. Build a game store where the players can purchase game credits using their credit cards or PayPal accounts

In addition to our corporate information and other standard sections contained on our company website at www.isoftinternational.com, we plan to use our website and social media pages as a sales tool and a major `hub' for our game storyline, character development, new character releases, current game trends, new game capabilities and concepts. In the future when we commercialize the game, we also plan to include an online `community' aspect, where forums, news rooms and `chats' will be available for players and prospects to discuss the game, share stories and playing techniques. By creating a `community' aspect around our social media pages and www.isoftinternational.com, our sites will become known as a place to look not only for upcoming events, tours, and promotions/contests, but also a domain for people to share strategy and techniques and exchange ideas.

DISTRIBUTION OF PRODUCTS OR SERVICES

When COTP is completed, we plan to distribute it to users over the internet. We do not anticipate any other form of distribution at this time. Game software will be kept on our servers, which we will either own or lease, but it will be hosted to players through the Facebook Platform or other potential social media websites. For example, Facebook the most popular social media website at present is, also a development platform that enables companies and engineers to deeply integrate with the Facebook website and gain access to millions of users. Currently, Facebook social media games are loaded into a Canvas Page, which is literally a blank frame within Facebook on which to run our game. To set up our Canvas Page and Canvas URL we must first register our game with Facebook or other similar social media site and enter in our basic game information. We then populate the Canvas Page by providing a CANVAS URL (an internet path leading to our servers where the game software is hosted) that contains the HTML, JavaScript and CSS programming and styling languages that define, create and format the web pages the users see on the internet that make up our game. When a user requests our game through Facebook, the Facebook website loads the Canvas URL within an "iframe" (a method to include an external web page such as our game as part of another main web page being part of the Facebook website) on that page. Our game is then displayed and played on Facebook.

Internet based game distribution is rapidly becoming the method of choice for smaller gaming companies, due to the proliferation of residential internet access, inexpensive computer software and graphics packages, and the proliferation of online gamers seeking fresh content. Online, internet based platforms reduces significant costs associated with setting up and maintaining conventional distribution channels such as retail sales. Under conventional channels, revenue streams for the producing game title company are also reduced by significant margins or markups given to the wholesaler and retail distributors. Retail distributors generally also insist on implementation of their own sales programs with little or no input from the producer, particularly small produces such as our company. Online distribution directly to the game player also allows for significantly greater flexibility in managing content changes, sequels and/or second additions, without the permission of wholesale or retail partners or distribution channel agreements.

SOURCES AND AVAILABILITY OF PRODUCTS AND SUPPLIES

There are no constraints on the sources or availability of outsource software developers and supplies related to our business. We have recently hired a local third party contractor to develop our storyline for the DVD based game trailer and the commercial game platform. The trailer will contain summary representations of our proposed game, characters and realm development that we can use for presentations to the industry and financial community. It will also serve to give us valuable feedback on our concept from our own website viewers. This trailer will consist of characters, game elements, realm & quest environments, and the social chat room aspects associated with social media game cultures. These elements will be edited into the storyline with audio enhancements.

We selected the firm based on our evaluation of their expertise in developing products in a specific category such as our planned game, and the contract specifies milestones, work requirements and cost. We retain all rights to publish and/or distribute sequels, conversions, enhancements, and add-ons to the product initially being produced by the third party developer. We estimate the DVD trailer development will be completed over the next 6-8 months.

The next milestone is development and commercialization of COTP, if we are successful in raising the additional $450-600,000 in financing required to do so. In conjunction with these financing activities, our officer and director plans to commence with several phases of this development (See Plan of Operation"). The actual development and commercialization of COTP is anticipated to take an additional 8-16 months following completion of the DVD and the successful completion of the additional financing.

One of the first phases and the most important initial aspect of COTP game development is selection of a suitable back-end flash game engine. A cost-effective and robust flash game engine will be critical to the success of the game and we must ensure it meets the complexities of our title in-game graphics, and character/realm/quest complexities associated with our fantasy game. Game engines are the core software component of all online games, and provide the underlying technologies to run the COTP game on cross platform internet browsers. The core functionality typically provided by a game engine includes a rendering engine ("renderer") for graphics, a physics engine and collision detection, sound, scripting, animation, artificial intelligence, networking, streaming, memory management, threading, and a scene graph.
Collision detection involves algorithms for checking for collision, i.e. intersection, of two given solids. A physics engine is a computer program that simulates physics models, using variables such as mass, velocity, friction and wind resistance. It can simulate and predict effects under different conditions that would approximate what happens in real life or in a fantasy world. The scene graph is a structure that arranges the logical and spatial representation of a graphical scene. Each application is highly important as it relates to the other, and to the overall game engine itself to ensure realistic player interaction. The process of game development will be largely determined by the correct decision in purchasing an exceptional engine for our title. Examples of a few flash game engines researched to-date include: PushButton, Adobe's Flex, , FlashPunk, TheoWorlds.

Successful completion of COTP is highly dependent on the third party we ultimately choose to develop the game. The developer must include an experienced group of creative, production, and technical professionals. Our officers and directors will be responsible for the entire development and production process including the supervision and coordination of internal and external resources. The third party development team will assemble the necessary creative elements to complete our game using, where appropriate, outside programmers, artists, animators, scriptwriters, musicians and songwriters, sound effects and special effects experts, and sound and video studios. The software contractors that we choose must be highly experienced with:

     *    Internet and website software design and applications
     *    Facebook platform development, and application creation
     *    Adobe Flash development and design
     *    The use of Flash Action Script programming language
     *    The use of PhP programming languages
     *    Payment  Gateway   Integration  and  online  payment   processing  and
          programming.
     * Coding, Compilation, Documentation, Integration, Software Testing enablers.
     * The use of MySQL and ER (Entity Relationship) Modelling database programming language

In conjunction with the evaluation of the game engine, our officer and director is also planning to formulate manpower needs and qualifications to choose a suitable third party developer experienced with all of the above noted required attributes. We are planning to identify the successful party prior to completion of the financing round so that we can commence with development concurrent with the closing.

We currently do not anticipate any supply or manpower availability constraints with respect to identifying and choosing any of the contractors we require. We also believe we have access to more abundant and cost effective software development contractors in Egypt than in North America or Asia. Because we are at least 8 months away from starting the development of the actual game, any significant change in these circumstances could materially impact our ability to complete the game, our cash requirements and our operations.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We plan on selling our products and services directly to end use consumers over the internet. Our intended offering is also priced for mass market play and revenue generation. Therefore, we do not anticipate dependence on one or a few major customers.

PATENT, TRADEMARK, LICENSE & FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS

We currently do not own any intellectual property have not obtained any copyrights, patents or trademarks in respect of any intellectual property. Interactive entertainment software is susceptible to piracy and unauthorized copying. Our primary protection against unauthorized use, duplication and distribution of our products is copyright and trademark protection of our game and any related elements and enforcement to protect these interests. As we get closer to developing our game, we plan to copyright and trademark the following:

     * Trademarks associated with elements of the game, such as the game logo;
     *    Trademarks under which the game is marketed;
     * the copyrights for the game software, including the game's audiovisual elements

We do not anticipate copyrighting or trademarking any assets over the next 12 months. We plan to register copyrights and trademarks in countries where we distribute our game. We may seek other protection over these assets if we have the cash resources to do so.

We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

Software development activities over the next 12 months are dependent on the successful completion of an additional $450-600,000 financing to pay for the development of the COTP game. Our current plan of operations over the next 12 months is to complete the DVD trailer with funding from our current offering described herein, raise additional financing for actual COTP development and commercialization, and prepare for development game development.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

In addition to being our sole officer and director, Mr. Ayad is currently our only employee. He is currently planning to devote a minimum of 20 hours per week to company matters, but has indicated that he will devote more time as the board of directors determines is necessary to manage the affairs of the company. There is no formal employment agreement between the Company and Mr. Ayad. We do not anticipate hiring any additional employees for the next 12 months.

ITEM 1A. RISK FACTORS

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not currently own any real property. Our corporate offices are located at 1 Ahmed Kamal St., Sidi Gaber Alexandria 21311, Egypt. Mr. Ayad is providing us this office space free of charge. This location will serve as our primary executive offices for the foreseeable future. Management believes the current premises arrangements are sufficient for its needs for at least the next 12 months.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective May 3, 2012, our common shares have been quoted on the OTC Bulletin Board under the ticker symbol ISNN. As of the date hereof, there have not been any trades.

HOLDERS

On May 5, 2012 there were 32 holders of record of our common stock.

DIVIDEND POLICY

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future, as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2012.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

GOING CONCERN

Our auditor's report expresses an opinion over our March 31, 2012 financial statements that substantial doubt exists as to whether we can continue as an ongoing business. We have very limited operations and no revenues. We have incurred losses from operations since inception. No revenues are anticipated until we complete and successfully commercialize our planned game. The ability of our Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

Our activities to date have been financed from the proceeds of share subscriptions. From our inception to March 31, 2012, we have raised a total of $65,000 in gross proceeds from the issuance of our common stock. There is no guarantee that we will be able to raise any additional funds through any other offerings or methods.

OVERVIEW

Statements  in this  section  and  elsewhere  in this  Form  10-K  that  are not
statements   of  historical   or  current  fact   constitute   "forward-looking"
statements.

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

We currently have no revenues and no user subscriptions for our game. We anticipate that we will not have a commercial product for at least 14-24 months from the date hereof. We currently estimate that we will require additional financing of approximately $250-400,000 to complete development of the game and $200,000 to successfully launch it with an adequate marketing and promotional campaign.

We must complete 2 major milestones prior to having our game available for future commercial use and revenue generation. First, we are planning to complete a DVD based video trailer with the funds we received from our common share offering. We have recently contracted with an experienced local firm to undertake this task and plan to complete the trailer within 4-8 months. The trailer objective is to provide a visually engaging and dynamic representation through motion graphics and special effects to illustrate the key components and processes of the COTP game. The trailer will contain summary representations of our proposed game, characters and stage or realm development that we can use for presentations to the industry and financial community to raise the additional financing we require to complete our second milestone, develop and successfully launch COTP. It will also serve to give us valuable feedback on our concept from our own website viewers.

To date, we have only developed the overall storyline along the logo for our brand. Our website www.isoftinternational.com is functional and will ultimately serve as the primary method to promote our company, our current and planned products, and gain feedback on our commercial product offerings.

12 MONTH PLAN OF OPERATION

Our plan of operations over the 12 month period is to gain support for our concept and then raise sufficient suitable additional financing to commence with the development of the COTP social media game. We do not expect to generate any revenues during this time frame. In order to achieve our plan, we have established the following goals for this initial 12 month period:

     * Create and execute a video trailer which illustrates our game concept within 4-8 months
     *    Upload our trailer on our company website after completion
     *    Secure additional suitable financing to develop our game
     *    Research & select of most effective game engine for COTP requirements
     * Upon selection of game engine, interview programming specialists who have experience with specific coding languages to develop and support the game engine

Our anticipated expenditures are as follows:

            EXPENDITURES
              Public Reporting Expenses                     $11,000
              Storyline and storyboard development            4,000
              Stage and character development                 5,000
              DVD trailer production                          6,000
              Press and investor materials                    6,000
              Marketing and financing costs                  10,000
              Office & misc                                   1,500
                                                            -------
                                                            $43,500
                                                            =======

MILESTONES

Below is a brief description of our planned activities over the next 12 months.

MONTHS 1 TO 6

We are planning the following game development tasks:

     * Work with the contractor to complete a detailed storyline based on our COTP business & game development outline, which has already developed by our officer and director. We are budgeting $2,000 of this process. The outcome will encompass a detailed storyline, completed game elements, our unique game features, stylistic in-game movement patterns, and game development strategy. It will also detail how the game player will interact with the game, character feature sets, and the circumstances of why special character powers are deployed in the game.
     * On completion of the storyline, create a story board identifying each of the actions to be included in each frame of Storyline. This story board is a series of sketches showing each shot of the DVD Trailer. This is used to plot the sequence of the DVD. We are budgeting $2,000 for this milestone.
     * Identification of suitable COTP realm descriptions with our selected DVD Trailer Company. We plan to develop two major stage/realm descriptions, which will include detailed sketches of each realm. Sketches will include an overall introduction, landscape and terrain features. The process/outlines of sketch schematics includes:
          * Thumbnail Sketches: These are created first to confirm stylistic direction between our company and the contractor. The COTP realms will be thumbnail sketched first before moving on to more detailed sketching phase for all the realms
          * COTP Realm Sketches: Once we have reached agreement on stylistic attributes through creation of the thumbnail sketches, we will then work with the contractor to develop detailed sketches of all COTP realms incorporating textures, shapes and overall scale. This stage does not include character development.
          * COTP Realm Illustrations: Full Color schemes will be created and approved based on the sketches, for all COTP realms, incorporating both wide angle and close up views. These two angles will ultimately be showcased on the DVD Trailer.

We are budgeting $2,000 for creation, modifications and approval of all stage/realm descriptions and sketches.

We then plan to focus on character development, which will encompass in-game & character features. The major milestones include 2 phases:

     * Phase 1 character development. Develop 4 character descriptions, including character introduction, look, strengths, weaknesses, special effects/abilities. The development firm will then create two stylistic thumbnail sketch versions for our company.
     * Phase 2 will include detailed character sketches, which will incorporate textures, shapes, scale, and color schemes for the characters:

We are budgeting $3,000 for the third party costs for the creative development firm for character sketches and development.

MONTHS 6 TO 12 FOLLOWING COMPLETION OF THIS OFFERING

We plan to produce the DVD Trailer within 4-8 months. The objective is to provide a visually engaging and dynamic representation through motion graphics and special effects to illustrate the key components and processes of the COTP game. We also believe the trailer will give us the equivalent of a beta and editing analysis of our proposed game, characters and realm development through critique by industry members, the financial community and our own website viewers. The process includes:

     * apply our character and realm illustrations to a stimulating and interesting visual presentation
     * describe the storyline with voice-overs in conjunction with the sketched visuals
     * describe the technical and organizational aspects of the planned COTP game through organizational charts, and still images
     * sound design and post-production optics with voiceovers. This step will require the selection of a "voice", preferably someone with radio or announcement experience. The audio file will then be uploaded into post-production editing suite, and timed accordingly with the character and realm movements in order that the audio (voice) storyline is accurately timed with the visual DVD.

We are budgeting $6,000 for the production and completion of DVD Trailer. This will include all final renderings, and the upload to our website.

On completion of the DVD trailer, our Officer and Director will focus his efforts on securing suitable additional financing to complete development and promote our game. We have engaged a third party to assist us with this process and recently paid $10,000 as an initial engagement fee. We currently estimate that we will require an additional $6,000 for completion of this milestone. In conjunction with this task we plan to:

     *    Identify and present to financial/investment contacts
     * Create a "press package" including our trailer, Director Bio's, financing requirements and plan and the COTP Overview.
     * Upload the DVD trailer to our website and to our Facebook page and ensure we have sufficient bandwidth to manage streaming video (DVD) content for potential investors and interested viewers.

     * Create an "online community" button on our company website and facebook page for gaming enthusiasts to post their comments, and insights on our trailer and game concept.

Mr. Ayad is also planning to complete the following preliminary activities related to game development:

     * Develop job specifications for software programmers/concept developers/graphics specialist, 3D animators, tools designer, production specialist, artificial intelligence specialist and editors for game development .
     * Begin technical research on software elements within game engine - including all source codes and rendering parameters to ensure smooth in-game visuals for Game Title.
     * Develop preliminary plan for game modeling, lighting, texturizing, and interfacing.
     * Confirm all realms and characters to be used in the game. Modify realm/character attributes if required.
     * Pre-production game analysis and elements. This includes unique in-game features, quests, character & player abilities, in-game socials and virtual chat rooms, virtual merchandising identification.

RESULTS OF OPERATIONS

We incurred a loss of $9,294 for the year ended March 31, 2012. The comparison to the loss of $440 from March 9, 2011 to March 31, 2011 is not meaningful, because inception of our company occurred 22 days prior to its first fiscal year end. Our 2012 loss includes $6,616 for professional fees, $2,353 for general and administrative costs and $325 for organization related costs.

From inception on March 9, 2011 to March 31, 2012 we have incurred cumulative losses of $9,734. We believe we will continue to incur losses into the foreseeable future as we develop our business.

REVENUES

We did not generate any revenues from March 9, 2011 (inception) to March 31, 2012. We will not be in a position to generate revenues for at least 24 months. Future revenue generation is dependent on the successful development and launch of our COTP game.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our cash flow and operations solely from the sale of common stock. During the year ended March 31, 2012, we were successful in completing our registered offering. We raised a gross amount of $50,000 through the sale of 1,000,000 shares at $0.05 per share. We also incurred total costs of $10,247 related to our public offering, consisting of legal, accounting and filing fees, which we charged to capital upon the receipt of funding and issuance of shares.

We started our fiscal year ending March 31, 2012 with $14,720 in cash and $14,560 in working capital. As previously indicated, we raised a net amount of $39,753 from the sale of common shares under our registered offering. During the year ended March 31, 2012, we used $9,644 in cash for our operations. As a result, our remaining cash balance as of March 31, 2012 was $45,729. We also have outstanding prepaid expenses of $350 and accounts payable of $160. Therefore, our net working capital balance as of March 31, 2012 was $45,919.

We believe our current cash and net working capital balance is sufficient to cover our expenses for the next 12 months and will enable us to carry out our initial plan of operations for this period. If we cannot raise additional financing prior to the expiry of this timeframe, we will be forced to cease operations and our business will fail. We are a development stage company and have generated no revenue to date. Even if we are successful in raising additional financing, we will still not be in a position to generate revenues or become profitable. We currently estimate that we will require a minimum of 14-24 months from the date hereof and an additional $450-600,000 to complete the development of our COTP game and promote it commercially.

These additional funds will have to be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the development of our concept and actual game are greater than we have budgeted. We will also require additional financing to sustain our business operations if we are ultimately not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

SUBSEQUENT EVENTS

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            Isoft International Inc.
                          (A Development Stage Company)
                             March 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm                       21

Balance Sheets as of March 31, 2012 and 2011                                  22

Statements of Operations  for the Years Ended March 31, 2012 and
2011, and from March 9, 2011 (Inception) through March 31, 2012               23

Statement of Stockholders' Equity for the Years Ended March 31, 2012
and 2011, and from March 9, 2011 (Inception) through March 31, 2012           24

Statements  of Cash Flows for the Years Ended March 31, 2012 and
2011, and from March 9, 2011 (Inception) through March 31, 2012               25

Notes to the Financial Statements                                             26

Silberstein Ungar, PLLC CPAs and Business Advisors
--------------------------------------------------------------------------------
                                                            Phone (248) 203-0080
                                                              Fax (248) 281-0940
                                                30600 Telegraph Road, Suite 2175
                                                    Bingham Farms, MI 48025-4586
                                                                  www.sucpas.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors
iSoft International, Inc.

We have audited the accompanying balance sheets of iSoft International, Inc., as of March 31, 2012 and 2011, and the related statements of operations, stockholders' equity, and cash flows for the periods then ended and the period from March 9, 2011 (date of inception) to March 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iSoft International, Inc., as of March 31, 2012 and 2011 and the results of its operations and cash flows for the periods then ended and the period from March 9, 2011 (date of inception) to March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the iSoft International, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not received revenue from sales of products or services, and has incurred losses from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Silberstein Ungar, PLLC
------------------------------------
Silberstein Ungar, PLLC
Bingham Farms, Michigan
June 11, 2012

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                          March 31, 2012        March 31, 2011
                                                                          --------------        --------------
ASSETS

Current assets
  Cash and bank accounts                                                     $ 45,729              $ 14,720
  Prepaid expense                                                                 350                    --
                                                                             --------              --------
Total current assets                                                           46,079                14,720
                                                                             --------              --------

Total assets                                                                 $ 46,079              $ 14,720
                                                                             --------              --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                                   $    160              $    160
                                                                             --------              --------
Total current liabilities                                                         160                   160
                                                                             --------              --------
Stockholders' equity (Note 4,5)
  Common stock, $0.001 par value, 75,000,000 common shares authorized;
    6,000,000 common shares issued and outstanding (2011 - 5,000,000)           6,000                 5,000
  Additional paid-in capital                                                   49,653                10,000
  Deficit accumulated during the development stage                             (9,734)                 (440)
                                                                             --------              --------
Total stockholders' equity                                                     45,919                14,560
                                                                             --------              --------

Total liabilities and stockholders' equity                                   $ 46,079              $ 14,720
                                                                             ========              ========


   The accompanying notes are an integral part of these financial statements.

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                             From                 From
                                                                        March 9, 2011        March 9, 2011
                                                     Year ended         (Inception) to       (Inception) to
                                                   March 31, 2012       March 31, 2011       March 31, 2012
                                                   --------------       --------------       --------------
REVENUE                                              $       --           $       --           $       --
                                                     ----------           ----------           ----------
OPERATING EXPENSES
  General & administrative                                2,353                  160                2,513
  Organization                                              325                  280                  605
  Professional fees                                       6,616                   --                6,616
                                                     ----------           ----------           ----------
Loss before income taxes                                 (9,294)                (440)              (9,734)

Provision for income taxes                                   --                   --                   --
                                                     ----------           ----------           ----------

Net loss                                             $   (9,294)          $     (440)          $   (9,734)
                                                     ==========           ==========           ==========

Basic and diluted loss per Common share (1)          $    (0.00)          $    (0.00)
                                                     ==========           ==========
Weighted average number of common shares
 outstanding (Note 4)                                 5,171,339            5,000,000
                                                     ==========           ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                               Deficit
                                                                             Accumulated
                                          Common Stock          Additional    During the      Total
                                       -------------------       Paid in     Development   Stockholders'
                                       Shares       Amount       Capital        Stage         Equity
                                       ------       ------       -------        -----         ------
Inception, March 9, 2011                   --     $      --     $      --     $      --     $      --

Initial capitalization, sale of
 common stock to Director on
 March 9, 2011                      5,000,000         5,000        10,000            --        15,000

Net loss for the period                    --            --            --          (440)         (440)
                                    ---------     ---------     ---------     ---------     ---------

Balance, March 31, 2011             5,000,000         5,000        10,000          (440)       14,560

Common stock issued for cash,
 net of offering costs              1,000,000         1,000        38,753            --        39,753

Capital contribution                       --            --           900            --           900

Net loss for the year ended
 March 31, 2012                            --            --            --        (9,294)       (9,294)
                                    ---------     ---------     ---------     ---------     ---------

Balance, March 31, 2012             6,000,000     $   6,000     $  49,653     $  (9,734)    $  45,919
                                    =========     =========     =========     =========     =========


   The accompanying notes are an integral part of these financial statements.

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                               From                 From
                                                                          March 9, 2011        March 9, 2011
                                                       Year ended         (Inception) to       (Inception) to
                                                     March 31, 2012       March 31, 2011       March 31, 2012
                                                     --------------       --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                              $ (9,294)            $   (440)            $ (9,734)
  Adjustments To Reconcile Net Loss to Net
   Cash Used in Operating Activities
  Changes in operating assets and liabilities:
    Prepaid expense                                        (350)                  --                 (350)
    Accounts payable                                         --                  160                  160
                                                       --------             --------             --------

Net cash used for operating activities                   (9,644)                (280)              (9,924)
                                                       --------             --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of offering costs                             (10,247)                  --              (10,247)
  Contributed capital                                       900                   --                  900
  Proceeds from issuance of common stock                 50,000               15,000               65,000
                                                       --------             --------             --------

Net cash provided by financing activities                40,653               15,000               55,653
                                                       --------             --------             --------

Increase in cash during the period                       31,009               14,720               45,729

Cash, beginning of the period                            14,720                   --                   --
                                                       --------             --------             --------

Cash, end of the period                                $ 45,729             $ 14,720             $ 45,729
                                                       ========             ========             ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                           $     --             $     --             $     --
                                                       ========             ========             ========
  Cash paid for interest                               $     --             $     --             $     --
                                                       ========             ========             ========


   The accompanying notes are an integral part of these financial statements.

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2012


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

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

ACCOUNTING BASIS
The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises. In the opinion of management, all adjustments considered necessary for fair presentation have been included in the financial statements. All losses accumulated since inception has been considered as part of the Company's development stage activities.

DEVELOPMENT STAGE COMPANY
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

BASIS OF PRESENTATION
The financial statements of the Company have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars. The Company has adopted a March 31 fiscal year end.

EARNINGS PER SHARE
The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

DIVIDENDS
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

CASH AND BANK ACCOUNTS
The Company's cash consists of funds deposited with its lawyer into the law firm's trust account.

CASH EQUIVALENTS
The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2012


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (continued)

FOREIGN CURRENCY TRANSLATION
The Company has adopted the US dollar as its functional and reporting currency because most of its transactions are denominated in US currency.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2012, the carrying value of prepaid expenses and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

OFFERING COSTS
The Company charges public offering costs consisting of legal, accounting and filing fees, to stockholders' equity upon the issuance of shares under the public offering.

INCOME TAXES
A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax assets, will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

REVENUE RECOGNITION
The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2012


NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to March 31, 2012 of $(9,734). The Company intends to fund its expenditures through equity financing arrangements, which may be insufficient to fund its proposed development expenditures, working capital and other cash requirements through the next fiscal year ending March 31, 2013.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital for its business plans and then attaining profitable operations. In response to these issues, management has planned the following actions:

     - The Company has cleared a Registration Statement with the SEC and raised initial equity funding through a public offering.

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

During the current fiscal year, the Company accepted subscriptions for 1,000,000 shares of common stock under its registered offering for gross proceeds of $50,000, or $0.05 per share. Subsequent to offsetting offering costs of $10,247 against capital, net proceeds were $39,753.

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2012


NOTE 5. RELATED PARTY TRANSACTIONS

The Company's officer and director provides office space free of charge. The Company has recorded the estimated value of the office space of $75 per month (2012 - $900, 2011- $nil) as a contribution to capital.

The Company's officer and director is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On March 9, 2011, the Company issued 5,000,000 shares of its common stock to its President, Secretary Treasurer and Director for cash of $15,000. See Note 4.

NOTE 6. INCOME TAXES

Net deferred tax assets are $nil. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a 100% valuation allowance. Management believes it is likely that any deferred tax assets will not be realized.

The Company has a net operating loss carry forward of approximately $440 which will expire by March 31, 2031 and $9,734 which will expire by March 31, 2032.

NOTE 7. SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, to allow timely decisions regarding required disclosure. As of March 31, 2012 we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our sole Officer concluded that our disclosure controls and procedures were effective and adequate.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012, and concluded internal control over financial reporting was adequate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                                                              Date First Elected
    Name          Position Held with the Company      Age        or Appointed
    ----          ------------------------------      ---        ------------

Mohamed Ayad        President, CEO Secretary           29         March 9, 2011
                    Treasurer and Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

MR. MOHAMED AYAD, SECRETARY TREASURER AND MEMBER OF THE BOARD OF DIRECTORS

Mr. Ayad has been serving as our President, CEO, Secretary Treasurer and a Director since March 9, 2011. The term of his office is for one year and is renewable on an annual basis.

He received his B.Sc in Computer Sciences and Management Information Systems from the MIS Department of the Egyptian Institute of Alexandria Egypt in 2006. From June 2008 to the date hereof he is a Technical Support Engineer for the Egypt Air Holding Company in Alexandria Egypt. He is responsible for the companies MIS and database systems used in its operations. Subsequent to his graduation in 2006, he acted as the website systems designer and coordinator for the Pharaoh Design Group in Alexandria. These experiences, qualifications and attributes have led to our conclusion that Mr. Ayad should be serving as a member of our Board of Directors in light of our business and structure.

He is currently devoting approximately 20 hours a week of his time to our company, and is planning to devote 40 hours per week if necessary during the next 12 months of operation.

He is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

BOARD COMPOSITION

Our Bylaws provide that the Board of Directors shall consist of no less than 1, but not more than 8 directors. Each director serves until his successor is elected and qualified.

COMMITTEES OF THE BOARD OF DIRECTORS

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee "financial expert." As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the sole executive officer and director described above.

FAMILY RELATIONSHIPS

There are no familial relationships between our officers and directors.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all
Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended March 31, 2012, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our sole officer for the fiscal periods indicated:

SUMMARY COMPENSATION TABLE

                                                                                        Change in
                                                                                         Pension
                                                                                         Value &
                                                                          Non-Equity   Nonqualified
                                                                          Incentive     Deferred       All
  Name and                                                                   Plan        Compen-      Other
 Principal                                            Stock      Option    Compen-       sation       Compen-
  Position             Year   Salary($)  Bonus($)   Awards($)   Awards($)  sation($)    Earnings($)  sation($)  Totals($)
------------           ----   ---------  --------   ---------   ---------  ---------    -----------  ---------  ---------
Mohamed Ayad           2012       0         0           0           0          0             0           0          0
President, CEO         2011       0         0           0           0          0             0           0          0
Secretary Treasurer

Subsequent to the date our date of incorporation, our executive officer has not received and are not accruing any compensation. He anticipates this arrangement will remain in effect for the next 12 months. We have not entered into any employment or consulting agreements with our sole director and executive officer.

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR-END

We do not currently have a stock option plan or any long-term incentive plans that provide compensation as an incentive for performance. We have not made any individual stock option grants or other equity incentive awards to our executive officer and director since our inception.

EMPLOYMENT CONTRACTS

The Company has not entered into an employment agreement with its officer and director during the year ended March 31, 2012.

DIRECTOR COMPENSATION TABLE

                                                                         Change in
                                                                          Pension
                        Fees                                             Value and
                       Earned                           Non-Equity      Nonqualified     All
                         or                              Incentive        Deferred      Other
                       Paid in    Stock      Option        Plan         Compensation   Compen-
    Name               Cash($)   Awards($)  Awards($)  Compensation($)   Earnings($)   sation($)  Total($)
    ----               -------   ---------  ---------  ---------------   -----------   ---------  --------
Mohamed Ayad   2012       0          0          0             0               0            0         0
               2011       0          0          0             0               0            0         0

We have no formal plan for compensating our director for his services in his capacity as director. Our director is entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of ISoft other than services ordinarily required of a director. Since inception to the date hereof, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

                             PRINCIPAL SHAREHOLDERS

The following table lists, as of March 31, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and
(iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

                                      Amount and      Amount and
                                       Nature of       Nature of
                                      Beneficial      Beneficial
                                       Ownership       Ownership
Title of    Name and Address of        Prior to      Subsequent to       Percent of Class
 Class       Beneficial Owner          Offering        Offering        Prior to Offering (2)
 -----       ----------------          --------        --------        --------------------
Common      Mohamed Ayad              5,000,000       5,000,000               83.33%
            1 Ahmed Kamal
            St.,Sidi Gaber
            Alexandria 21311,
            Egypt

Common      Directors and
            officers as a group (1)   5,000,000       5,000,000               83.33%

----------
1.   Represents beneficial ownership
2. Based on the total of 6,000,000 outstanding common shares as of the date hereof

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

Mr. Ayad purchased 5,000,000 shares of our common stock for $0.003 per share. All of these shares are restricted securities, and are held by the sole officer and director of our Company. (See "Principal Shareholders".)

POTENTIAL CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. Our officers and directors have conflicts of interest in that they have other time commitments that will prevent them from devoting full-time to our operations, which may affect our operations. We are not aware of any other conflicts of interest with any of our executives or directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed during the fiscal years ended March 31, 2012 and 2011 for professional services rendered by Silberstein Ungar, PLLC, with respect to the audits of our 2012 and 2011 financial statements, as well as their quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods, were as follows:

                                            Year Ended         Inception to
                                          March 31, 2012      March 31, 2011
                                          --------------      --------------

Audit Fees and Audit Related Fees            $  7,250            $  4,250
Tax Fees                                           --                  --
All Other
Fees                                               --                  --
                                             --------            --------
TOTAL                                        $  7,250            $  4,250
                                             ========            ========

PRE APPROVAL POLICIES AND PROCEDURES

We do not have a separately designated Audit Committee. The Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                               EXHIBIT DESCRIPTION

Number                             Description
------                             -----------

3.1      Articles of Incorporation*

3.2      Bylaws*

31.1     Certification of Principal  Executive and Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive and Principal Financial Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101      Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
*    Incorporated  by  reference  to  the   Registrant's   Form  S-1  (File  No.
     333-174443), filed with the Commission on May 24, 2011.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ISOFT INTERNATIONAL INC.


Date: June 18, 2012                     By: /s/ Mohamed Ayad
                                            ------------------------------------
                                            Mohamed Ayad
                                            President, CEO Secretary, Treasurer,
                                            Principal Executive, Financial and
                                            Accounting Officer