Form 10-Q
period 2012-09-30
iSoft International Inc.
filed 2012-11-06
CIK 1521013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarter ended September 30, 2012

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares outstanding of the registrant's class of common stock as October 12, 2012: 6,000,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the six months ended September 30, 2012.

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

Statements of Operations...................................................... 4

Statements of Stockholders' Deficit........................................... 5

Statements of Cash Flows...................................................... 6

Notes to the Financial Statements............................................. 7

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                          September 30,        March 31,
                                                              2012               2012
                                                            --------           --------
                                                           (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                    $ 10,359           $ 45,729
  Prepaid expense                                              3,334                350
                                                            --------           --------

      Total current assets                                    13,693             46,079
                                                            --------           --------

Total assets                                                $ 13,693           $ 46,079
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                  $    160           $    160
                                                            --------           --------

      Total current liabilities                                  160                160
                                                            --------           --------
Stockholders' equity (Note 4,5)
  Authorized:
    75,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    6,000,000 common shares                                    6,000              6,000
  Additional paid-in capital                                  50,103             49,653
  Deficit accumulated during the development stage           (42,570)            (9,734)
                                                            --------           --------

      Total stockholders' equity                              13,533             45,919
                                                            --------           --------

Total liabilities and stockholders' equity                  $ 13,693           $ 46,079
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                      Date of
                              Three Months     Three Months      Six Months       Six Months      Incorporation on
                                 Ended            Ended            Ended            Ended         March 9, 2011 to
                              September 30,    September 30,    September 30,    September 30,      September 30,
                                  2012             2011             2012             2011               2012
                               ----------       ----------       ----------       ----------         ----------
REVENUE                        $       --       $       --       $       --       $       --         $       --
                               ----------       ----------       ----------       ----------         ----------
OPERATING EXPENSES
  General & administrative          1,215              225            3,370              450              5,883
  Organization                         --               --               --              325                605
  Professional fees                17,133               --           29,466            5,250             36,082
                               ----------       ----------       ----------       ----------         ----------
Loss before income taxes          (18,348)            (225)         (32,836)          (6,025)           (42,570)

Provision for income taxes             --               --               --               --                 --
                               ----------       ----------       ----------       ----------         ----------

Net loss                       $  (18,348)      $     (225)      $  (32,836)      $   (6,025)        $  (42,570)
                               ==========       ==========       ==========       ==========         ==========
Basic and diluted loss per
 Common share (1)
                               ==========       ==========       ==========       ==========
Weighted average number
 of common shares
 outstanding (Note 5)           6,000,000        5,000,000        6,000,000        5,000,000
                               ==========       ==========       ==========       ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                               Deficit
                                                                             Accumulated
                                          Common Stock          Additional    During the      Total
                                       -------------------       Paid in     Development   Stockholders'
                                       Shares       Amount       Capital        Stage         Equity
                                       ------       ------       -------        -----         ------
Inception, March 9, 2011                   --     $      --     $      --     $      --     $      --

Initial capitalization, sale of
 common stock to Director on
 March 9, 2011                      5,000,000         5,000        10,000            --        15,000

Net loss for the period                    --            --            --          (440)         (440)
                                    ---------     ---------     ---------     ---------     ---------
Balance, March 31, 2011             5,000,000         5,000        10,000          (440)       14,560

Common stock issued for cash,
 net of offering costs              1,000,000         1,000        38,753            --        39,753

Capital contribution                       --            --           900            --           900

Net loss for the period                    --            --            --        (9,294)       (9,294)
                                    ---------     ---------     ---------     ---------     ---------
Balance, March 31, 2012             6,000,000         6,000        49,653        (9,734)       45,919

Capital contribution                       --            --           450            --           450

Net loss for the period                    --            --            --       (32,836)      (32,836)
                                    ---------     ---------     ---------     ---------     ---------

Balance, September 30, 2012         6,000,000     $   6,000     $  50,103     $ (42,570)    $  13,533
                                    =========     =========     =========     =========     =========


   The accompanying notes are an integral part of these financial statements.

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                    Date of
                                                             Six Months         Six Months      Incorporation on
                                                               Ended              Ended         March 9, 2011 to
                                                            September 30,      September 30,      September 30,
                                                                2012               2011               2012
                                                              --------           --------           --------
OPERATING ACTIVITIES
  Net loss for the period                                     $(32,836)          $ (6,025)          $(42,570)
  Adjustments To Reconcile Net Loss To Net
   Cash Used In Operating Activities
  Changes in operating assets and liabilities:
    Prepaid expense                                             (2,984)                --             (3,334)
    Accounts payable                                                --              1,000                160
                                                              --------           --------           --------

Net cash used for operating activities                         (35,820)            (5,025)           (45,744)
                                                              --------           --------           --------

INVESTING ACTIVITIES

Net cash used for investing activities                              --                 --                 --
                                                              --------           --------           --------
FINANCING ACTIVITIES
  Payment of offering costs                                         --             (6,250)           (10,247)
  Contributed capital                                              450                450              1,350
  Proceeds from issuance of common stock                            --                 --             65,000
                                                              --------           --------           --------

Net cash (used for) provided by financing activities               450             (5,800)            56,103
                                                              --------           --------           --------

(Decrease) increase in cash during the period                  (35,370)           (10,825)            10,359

Cash, beginning of the period                                   45,729             14,720                 --
                                                              --------           --------           --------

Cash, end of the period                                       $ 10,359           $  3,895           $ 10,359
                                                              ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                  $     --           $     --           $     --
  Cash paid for interest                                      $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2012
                                   (unaudited)


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

NOTE 2 - BASIS OF PRESENTATION

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim reporting, and in accordance with rules of the Securities and Exchange Commission. In the opinion of management, all known adjustments have been made (which consist primarily of normal, recurring accruals and estimates, and assumptions that impact the financial statements) for fair presentation of the financial position and operating results as of and for the period March 9, 2011 (date of inception) to September 30, 2012.

These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the fiscal year ended March 31, 2012. Notes to the financial statements, which would substantially duplicate the disclosures contained in the audited financial statements, have been omitted. Operating results for the six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013.

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2012
                                   (unaudited)


NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to September 30, 2012 of $(42,570). The Company intends to fund its expenditures through equity financing arrangements, which may be insufficient to fund its proposed development expenditures, working capital and other cash requirements through the next fiscal year ending March 31, 2013.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital for its business plans and then attaining profitable operations. In response to these issues, management has planned the following actions:

     - The Company has recently cleared a Registration Statement with the SEC and raised initial equity funding through a public offering.

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

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2012
                                   (unaudited)


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

NOTE 6. SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2012 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

We just completed our first public offering of 1,000,000 shares of our common stock in late February 2012, and raised a gross amount of $50,000 for our operations. We must complete 2 major milestones prior to having our game available for future commercial use and revenue generation. First, we are planning to complete a DVD based video trailer with the funds we receive from our offering. We have recently contracted with a third party with gaming and video presentation expertise to develop the DVD. We plan to complete the trailer within the next quarter (Please also refer to our "Plan of Operations" herein). The trailer objective is to provide a visually engaging and dynamic representation through motion graphics and special effects to illustrate the key components and processes of the COTP game. The trailer will contain summary representations of our proposed game, characters and stage or realm development that we can use for presentations to the industry and financial community to raise the additional financing we require to complete our second milestone, develop and successfully launch COTP. It will also serve to give us valuable feedback on our concept from our own website viewers.

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

Our activities to date have been financed from the proceeds of share subscriptions. From our inception to September 30, 2012 we have raised a total of $65,000 in gross proceeds from the issuance of our common stock. We require significant additional financing to develop our business. There is no guarantee that we will be able to raise any additional funds.

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

We incurred a loss of $32,836 for the 6 months ended September 30, 2012, compared to $6,025 for the comparable period ended September 30, 2011. Our 2012 loss includes $3,370 for general and administrative costs and $29,466 for professional fees. Total professional fees expense includes $4,000 for the first contractual payment for the development of our video demo and $19,666 for consulting fees to assist us with the raise of additional capital. Because a portion of these consulting fees cover an extended period, we expensed approximately two thirds of the total cost in the first six months of this fiscal year. We plan to expense the balance, currently recorded as prepaid expense of $3,334, in the third quarter. Our comparable 2011 loss included $450 for general and administrative costs, $325 for organizational costs and $5,250 for professional fees.

From inception on March 9, 2011 to September 30, 2012 we have incurred cumulative losses of $42,570. We believe we will continue to incur losses into the foreseeable future as we develop our business.

REVENUES

We have not generated any revenues from March 9, 2011 (inception) to September 30, 2012. We will not be in a position to generate revenues for at least 24 months. Future revenue generation is dependent on the successful development and launch of our COTP game.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our cash flow and operations solely from the sale of common stock. We started our current fiscal year with $45,729 in cash and $45,919 in working capital. During the six months ended September 30, 2012 we used $35,370 in cash for our operations. As a result, our remaining cash balance as of September 30, 2012 was $10,359. We also have outstanding prepaid expenses of $3,334 and accounts payable of $160. Therefore, our net working capital balance as of September 30, 2012 was $13,533, with which we are obligated to pay $10,000 of this remaining balance to our video developer when our demo is completed.

We believe our current cash and net working capital balance is sufficient to cover our expenses for the next quarter and will enable us to carry out our initial plan of operations for this period. If we cannot raise additional financing prior to the expiry of this timeframe, we will be forced to cease operations and our business will fail. We are a development stage company and have generated no revenue to date. Even if we are successful in raising additional financing, we will still not be in a position to generate revenues or become profitable. We currently estimate that we will require a minimum of 12-24 months from the date hereof and an additional $450-600,000 to complete the development of our COTP game and promote it commercially.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, to allow timely decisions regarding required disclosure. As of September 30, 2012 we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our sole Officer concluded that our disclosure controls and procedures were effective and adequate.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012, and concluded internal control over financial reporting was adequate.

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

----------
*    Incorporated  by  reference  to  our  S-1  Registration   Statement,   File
     333-174443, filed on May 24, 2011

Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of October, 2012.

                                      ISOFT INTERNATIONAL INC.


Date: November 5, 2012                By: /s/ Mohamed Ayad
                                          --------------------------------------
                                      Name:  Mohamed Ayad
                                      Title: President, CEO, Secretary Treasurer
                                             Principal Executive, Financial and
                                             Accounting Officer