Form 10-K/A
period 2012-03-31
iSoft International Inc.
filed 2013-01-09
CIK 1521013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                      For fiscal year ended March 31, 2012

                        Commission File Number 333-174443


                            ISOFT INTERNATIONAL INC.
             (Exact name of registrant as specified in its Charter)

             NEVADA                                               45-4798356
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

1 Ahmed Kamal St., Sidi Gaber Alexandria, Egypt                     21311
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

                  ISOFT INTERNATIONAL INC. - TABLE OF CONTENTS

         PART I

ITEM 1.  Business                                                              5
ITEM 1A. Risk Factors                                                         13
ITEM 1B. Unresolved Staff Comments                                            13
ITEM 2.  Properties                                                           14
ITEM 3.  Legal Proceedings                                                    14
ITEM 4.  Mine Safety Disclosures                                              14

         PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                    14
ITEM 6.  Selected Financial Data                                              15
ITEM 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            15
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk           20
ITEM 8.  Financial Statements and Supplementary Data                          21
ITEM 9.  Changes In and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             31
ITEM 9A. Controls and Procedures                                              31
ITEM 9B. Other Information                                                    32

         PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance              32
ITEM 11. Executive Compensation                                               34
ITEM 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      36
ITEM 13. Certain Relationships and Related Transactions, and Director
         Independence                                                         37
ITEM 14. Principal Accounting Fees and Services                               37

         PART IV

ITEM 15. Exhibits, Financial Statement Schedules                              38

         Signatures                                                           39

                                EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K amends Isoft' International Inc.'s Annual Report on Form 10-K for the year ended March 31, 2012, which was filed with the Securities and Exchange Commission on June 20, 2012 ("Original Filing"). We are filing this Amendment in response to two oral comments which we recently received from the SEC, specifically related ITEM 9A. Controls and Procedures, and for which we have amended disclosure to disclose the control framework used by Isoft, and secondly, to disclose whether the internal controls were effective or ineffective.

Except as described above, no other changes have been made to the Original 10-K. This amended 10-K continues to speak as of the date of the Original Filing, and Isoft has not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original 10-K,or to modify the disclosure contained in the Original 10-K other than to reflect the changes described above.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            Isoft International Inc.
                          (A Development Stage Company)
                             March 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm                       22

Balance Sheets as of March 31, 2012 and 2011                                  23

Statements of Operations  for the Years Ended March 31, 2012 and
2011, and from March 9, 2011 (Inception) through March 31, 2012               24

Statement of Stockholders' Equity for the Years Ended March 31, 2012
and 2011, and from March 9, 2011 (Inception) through March 31, 2012           25

Statements  of Cash Flows for the Years Ended March 31, 2012 and
2011, and from March 9, 2011 (Inception) through March 31, 2012               26

Notes to the Financial Statements                                             27

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

                       DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of March 31, 2012.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2012, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's President and Chief Executive Officer and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

* Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

* Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

* Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control
- Integrated Framework. Based on that evaluation, completed by Mohamed Ayad, our

President and Chief Executive Officer, who also serves as our principal accounting and principal financial officer, Mr. Ayad concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President and Chief Executive Officer who also serves as our principal financial and accounting officer, in connection with the review of our financial statements as of March 31, 2012.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                        ISOFT INTERNATIONAL INC.


Date: January 8, 2013                   By: /s/ Mohamed Ayad
                                            ------------------------------------
                                            Mohamed Ayad
                                            President, CEO Secretary, Treasurer,
                                            Principal Executive, Financial and
                                            Accounting Officer