Form 10-Q
period 2012-12-31
iSoft International Inc.
filed 2013-02-08
CIK 1521013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934

                     For the quarter ended December 31, 2012

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares outstanding of the registrant's class of common stock as February 4, 2013: 6,000,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the nine months ended December 31, 2012.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                           Page
                                                                          Number
                                                                          ------

Balance Sheets.........................................................     3

Statements of Operations...............................................     4

Statements of Stockholders' Deficit....................................     5

Statements of Cash Flows...............................................     6

Notes to the Financial Statements......................................     7

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                           December 31,        March 31,
                                                              2012               2012
                                                            --------           --------
                                                           (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                    $  8,855           $ 45,729
  Prepaid expense                                                 --                350
                                                            --------           --------

      Total current assets                                     8,855             46,079
                                                            --------           --------

Total assets                                                $  8,855           $ 46,079
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                  $    160           $    160
                                                            --------           --------

      Total current liabilities                                  160                160
                                                            --------           --------
Stockholders' equity
  Authorized:
    75,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    6,000,000 common shares                                    6,000              6,000
  Additional paid-in capital                                  50,328             49,653
  Deficit accumulated during the development stage           (47,633)            (9,734)
                                                            --------           --------

      Total stockholders' equity                               8,695             45,919
                                                            --------           --------

Total liabilities and stockholders' equity                  $  8,855           $ 46,079
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                    Date of
                              Three Months     Three Months     Nine Months      Nine Months    Incorporation on
                                 Ended            Ended            Ended            Ended       March 9, 2011 to
                              December 31,     December 31,     December 31,     December 31,     December 31,
                                 2012             2011             2012             2011             2012
                              ----------       ----------       ----------       ----------       ----------
REVENUE                       $       --       $       --       $       --       $       --       $       --
                              ----------       ----------       ----------       ----------       ----------
OPERATING EXPENSES
  General & administrative           929              225            4,299              675            6,812
  Organization                        --               --               --              325              605
  Professional fees                4,134               --           33,600            5,250           40,216
                              ----------       ----------       ----------       ----------       ----------
Loss before income taxes          (5,063)            (225)         (37,899)          (6,250)         (47,633)

Provision for income taxes            --               --               --               --               --
                              ----------       ----------       ----------       ----------       ----------

Net loss                      $   (5,063)      $     (225)      $  (37,899)      $   (6,250)      $  (47,633)
                              ==========       ==========       ==========       ==========       ==========
Basic and diluted loss
per Common share (1)
                              ==========       ==========       ==========       ==========
Weighted average number
 of common shares
 outstanding (Note 5)          6,000,000        5,046,956        6,000,000        5,015,709
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

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                               Deficit
                                                                             Accumulated
                                          Common Stock          Additional    During the      Total
                                       -------------------       Paid in     Development   Stockholders'
                                       Shares       Amount       Capital        Stage         Equity
                                       ------       ------       -------        -----         ------
Inception, March 9, 2011                   --     $      --     $      --     $      --     $      --

Initial capitalization, sale of
 common stock to Director on
 March 9, 2011                      5,000,000         5,000        10,000            --        15,000

Net loss for the period                    --            --            --          (440)         (440)
                                    ---------     ---------     ---------     ---------     ---------
Balance, March 31, 2011             5,000,000         5,000        10,000          (440)       14,560

Common stock issued for cash,
 net of offering costs              1,000,000         1,000        38,753            --        39,753

Capital contribution                       --            --           900            --           900

Net loss for the period                    --            --            --        (9,294)       (9,294)
                                    ---------     ---------     ---------     ---------     ---------
Balance, March 31, 2012             6,000,000         6,000        49,653        (9,734)       45,919

Capital contribution                       --            --           675            --           675

Net loss for the period                    --            --            --       (37,899)      (37,899)
                                    ---------     ---------     ---------     ---------     ---------

Balance, December 31, 2012          6,000,000     $   6,000     $  50,328     $ (47,633)    $   8,695
                                    =========     =========     =========     =========     =========


   The accompanying notes are an integral part of these financial statements.

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                               Date of
                                                       Nine Months        Nine Months      Incorporation on
                                                          Ended              Ended         March 9, 2011 to
                                                       December 31,       December 31,       December 31,
                                                          2012               2011               2012
                                                        --------           --------           --------
OPERATING ACTIVITIES
  Net loss for the period                               $(37,899)          $ (6,250)          $(47,633)
  Adjustments To Reconcile Net Loss To Net
   Cash Used In Operating Activities
  Changes in operating assets and liabilities:
    Prepaid expense                                          350                 --                 --
    Accounts payable                                          --              1,000                160
                                                        --------           --------           --------

Net cash used for operating activities                   (37,549)            (5,250)           (47,473)
                                                        --------           --------           --------
INVESTING ACTIVITIES
                                                              --                 --                 --
                                                        --------           --------           --------

Net cash used for investing activities                        --                 --                 --
                                                        --------           --------           --------
FINANCING ACTIVITIES
  Payment of offering costs                                   --             (9,053)           (10,247)
  Contributed capital                                        675                675              1,575
  Proceeds from issuance of common stock                      --              9,000             65,000
                                                        --------           --------           --------

Net cash provided by financing activities                    675                622             56,328
                                                        --------           --------           --------

(Decrease) increase in cash during the period            (36,874)            (4,628)             8,855

Cash, beginning of the period                             45,729             14,720                 --
                                                        --------           --------           --------

Cash, end of the period                                 $  8,855           $ 10,092           $  8,855
                                                        ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                            $     --           $     --           $     --
  Cash paid for interest                                $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2012
                                   (unaudited)


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

NOTE 2. BASIS OF PRESENTATION

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim reporting, and in accordance with rules of the Securities and Exchange Commission. In the opinion of management, all known adjustments have been made (which consist primarily of normal, recurring accruals and estimates, and assumptions that impact the financial statements) for fair presentation of the financial position and operating results as of and for the period March 9, 2011 (date of inception) to December 31, 2012.

These unaudited interim financial statements should be read in conjunction with the audited financial statements and related footnotes for the fiscal year ended March 31, 2012. Notes to the financial statements, which would substantially duplicate the disclosures contained in the audited financial statements, have been omitted. Operating results for the nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013.

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2012
                                   (unaudited)


NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to December 31, 2012 of $(47,633). The Company intends to fund its expenditures through equity financing arrangements, which may be insufficient to fund its proposed development expenditures, working capital and other cash requirements through the next fiscal year ending March 31, 2013.

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

                            ISOFT INTERNATIONAL INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2012
                                   (unaudited)


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

NOTE 6. SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2012 and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our financial statements and related notes appearing elsewhere in this Form 10-Q, together with the more detailed business information and the March 31, 2012 audited financial statements included in the Company's 10K/A-1 Annual Report (File No. 333-174443), as filed with the SEC on January 9, 2013. The 10K/A-1 also includes our detailed expenditures and milestones for our plan of operations described herein. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute "forward-looking" statements.

GENERAL OVERVIEW

Isoft International Inc. (referred to as "Isoft", "us", "we" and "our") was incorporated in the State of Nevada on March 9, 2011 to engage in the development and operation of online games for social networking websites. Our principal executive offices are located at 1 Ahmed Kamal St., Sidi Gaber Alexandria 21311, Egypt. Our phone number is +20 (100) 920-4278. We are a development stage company, we only just completed our first full fiscal year end on March 31 and we have no subsidiaries. Since incorporation, we have not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings.

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

We completed our first public offering of 1,000,000 shares of our common stock in late February 2012, and raised a gross amount of $50,000 for our operations. We must complete 2 major milestones prior to having our game available for future commercial use and revenue generation. First, we are completing a DVD based video trailer with the funds we receive from our offering. During the first quarter, we contracted with a third party with gaming and video presentation expertise to develop the DVD. The trailer objective is to provide a visually engaging and dynamic representation through motion graphics and special effects to illustrate the key components and processes of the COTP game. The trailer will contain summary representations of our proposed game, characters and stage or realm development that we can use for presentations to the industry and financial community to raise the additional financing we require to complete our second milestone, develop and successfully launch COTP. It will also serve to give us valuable feedback on our concept from our own website viewers.

Secondly, we currently estimate that we will require in approximately $250-400,000 to complete development and $200,000 to successfully launch our game with an adequate marketing and promotional campaign. Therefore, we anticipate that we will not have a commercial product for at least 12-24 months from the date hereof.

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

Our activities to date have been financed from the proceeds of share subscriptions. From our inception to December 31, 2012 we have raised a total of $65,000 in gross proceeds from the issuance of our common stock. We require significant additional financing to develop our business. There is no guarantee that we will be able to raise any additional funds.

PLAN OF OPERATION

Our initial plan of operations over this 12 month fiscal period was to gain support for our concept and then raise sufficient suitable additional financing to commence with the development of the COTP social media game. We did not expect to generate any revenues during this time frame. In order to achieve our plan, we have established the following goals:

     *    Create and execute a video trailer which illustrates our game concept
     *    Upload our trailer on our company website after completion
     *    Secure additional suitable financing to develop our game
     *    Research & select of most effective game engine for COTP requirements
     * Upon selection of game engine, interview programming specialists who have experience with specific coding languages to develop and support the game engine

We have experienced significant delays from our video development contractor, and are currently evaluating whether to allow them to complete it or contract another party. To date, we have developed the overall storyline, brand logo, limited character sketches, and loaded the most recent video demo on our website. The demo is not yet to our satisfaction, and requires additional production to complete. These delays are severely impacting our abilities to raise additional financing. Without additional financing, we may not be able to even complete the video demo to our satisfaction or any other milestones necessary to develop and commercialize our proposed products.

Historically, we have been able to raise a limited amount of capital through the sale of our common stock, but we are uncertain about our continued ability to raise funds privately. Our immediate priority is to secure suitable financing to continue with our existing business, but the recent credit and political crisis in our country has only made our situation more difficult. Investors who were historically receptive to startup situations such as ours have become reluctant to invest in this environment. Our current cash balances are limited. Our President and Director has indicated that he will provide unsecured loans to meet only our basic operating and regulatory obligations for the next fiscal year. He is continuing to seek additional financing, and analyzing the various alternatives available to our company, to ensure our survival and to preserve our shareholder's investment in our common shares.

RESULTS OF OPERATIONS

We incurred a loss of $5,063 for the three months ended December 31, 2012, compared to $225 for the comparable period ended December 31, 2011. Our 2012 loss includes $929 for general and administrative costs and $4,134 for professional fees. Our comparable 2011 loss included $225 for general and administrative costs.

We incurred a loss of $37,899 for the nine months ended December 31, 2012, compared to $6,250 for the comparable period ended December 31, 2011. Our 2012 loss includes $4,299 for general and administrative costs and $33,600 for professional fees. Total professional fees expense includes $4,000 for the first contractual payment for the development of our video demo and $23,000 for consulting fees to assist us with the raise of additional capital. Our comparable 2011 loss included $675 for general and administrative costs, $325 for organizational costs and $5,250 for professional fees.

From inception on March 9, 2011 to December 31, 2012 we have incurred cumulative losses of $47,633. We believe we will continue to incur losses into the foreseeable future as we develop our business.

REVENUES

We have not generated any revenues from March 9, 2011 (inception) to December 31, 2012. We will not be in a position to generate revenues for at least 24 months. Future revenue generation is dependent on the successful development and launch of our COTP game.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our cash flow and operations solely from the sale of common stock. We started our current fiscal year with $45,729 in cash and $45,919 in working capital. During the nine months ended December 31, 2012 we used $37,549 in cash for our operations and received a capital contribution of $675. As a result, our remaining cash balance as of December 31, 2012 was $8,855. We also have outstanding accounts payable of $160. Therefore, our net working capital balance as of December 31, 2012 was $8,695.

We believe our current cash and net working capital balance is sufficient to cover our expenses for the next quarter and will enable us to carry out our initial plan of operations for this period. If we cannot raise additional financing prior to the expiry of this timeframe, we will be forced to cease operations within the following 4-6 months and our business will fail. We are a development stage company and have generated no revenue to date. Even if we are successful in raising additional financing, we will still not be in a position to generate revenues or become profitable. We currently estimate that we will require a minimum of 12-24 months from the date hereof and an additional $450-600,000 to complete the development of our COTP game and promote it commercially.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal period covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of December 31, 2012.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Pursuant to Rule 601 of Regulation SK, the following exhibits are included herein or incorporated by reference.

Exhibit
Number                            Description
------                            -----------
  3.1        Articles of Incorporation*
  3.2        By-laws*
  31.1       Certification Pursuant to 18 U.S.C. ss. 1350, Section 302
  31.2       Certification Pursuant to 18 U.S.C. ss. 1350, Section 302
  32.1       Certification Pursuant to 18 U.S.C. ss.1350, Section 906
  101        Interactive Data Files pursuant to Rule 405 of Regulation S-T

----------
* Incorporated by reference to our S-1 Registration Statement, File 333-174443, filed on May 24, 2011

Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of February, 2013.

                                     ISOFT INTERNATIONAL INC.


Date: February 4, 2013               By: /s/ Mohamed Ayad
                                         ---------------------------------------
                                     Name:  Mohamed Ayad
                                     Title: President, CEO, Secretary, Treasurer
                                            Principal Executive, Financial and
                                            Accounting Officer