Form 10-K
period 2013-03-31
Pulse Network, Inc.
filed 2013-07-01
CIK 1521013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

Commission File No. 000-54741

THE PULSE NETWORK, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-4798356
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

437 Turnpike Street
Canton, Massachusetts 02021
(Address of principal executive offices, zip code)

(781) 821-6600
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes  ☐   No    ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No   ☒

At September 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $50,000.  At March 31, 2013, the end of the Registrant’s most recently completed fiscal year, there were 90,000,000 shares of common stock, par value $0.001 per share; 1,000 shares of Series A Preferred Stock, par value $0.001 per share (convertible into 1,000 shares of common stock); and 15,000,000 shares of Series B Preferred Stock, par value $0.001 per share  (convertible into 75,000,000 shares of common stock) issued and outstanding.  At June 25, 2013, the end of the Registrant’s most recently completed fiscal year, there were 90,400,000 shares of common stock, par value $0.001 per share; 1,000 shares of Series A Preferred Stock, par value $0.001 per share (convertible into 1,000 shares of common stock); and 15,000,000 shares of Series B Preferred Stock, par value $0.001 per share (convertible into 75,000,000 shares of common stock) issued and outstanding.

THE PULSE NETWORK, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of The Pulse Network, Inc., a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K to the “Company”, “The Pulse Network, Inc.”, “The Pulse Network”, “we”, “us,” or “our” are to The Pulse Network, Inc.

PART I

ITEM 1. BUSINESS

Our Corporate History and Background

We were incorporated as iSoft International, Inc. on March 9, 2011, in the State of Nevada.  Effective March 14, 2013, under the laws of Nevada, we amended our Articles of Incorporation to change our name from “iSoft International, Inc.” to “The Pulse Network, Inc.”  From inception until we completed our reverse acquisition of The Pulse Network, the principal business of the Company was the development and operation of online games for social networking websites.  We partially developed our first game, titled “Curse of the Pharaohs.”  Prior to entering into a Share Exchange Agreement with The Pulse Network, Inc., a Massachusetts corporation, effective March 29, 2013, we never had any revenues and had a limited operating history.

Reverse Acquisition of The Pulse Network

On March 29, 2013, the Pulse Network, Inc., formerly known as iSoft International Inc., a Nevada corporation (the “Company”), entered into a Share Exchange Agreement, dated March 29, 2013 (the “Share Exchange Agreement”), by and among the Company, The Pulse Network, Inc., a Massachusetts corporation (“The Pulse Network”), and the holders of common stock of The Pulse Network.  The holders of the common stock of The Pulse Network consisted of Stephen Saber, Nicholas Saber and John Saber.

Under the terms and conditions of the Share Exchange Agreement, the Company sold 75,000,000 shares of common stock, 1,000 shares of Series A Preferred Stock and 15,000,000 shares of Series B Preferred Stock of the Company in consideration for all the issued and outstanding shares in The Pulse Network.  Each share of Series A Preferred Stock is convertible into one share of common stock of the Company and requires the consent of the majority of the holders of Series A Preferred Stock to change the composition of the board of directors or President and Chief Executive Officer of the Company, change the Articles of Incorporation or Bylaws of the Company, or engage in merger, sale of assets, share exchange or other reorganization of the Company. Each share of Series B Preferred Stock is convertible into 5 shares of common stock and equal to 100 votes of common stock of the Company.  The effect of the issuance is that The Pulse Network shareholders now hold approximately 90.9% of the issued and outstanding shares of common stock of the Company.

Stephen Saber, the Company’s new Chief Executive Officer and Chairman of the Board of Directors, is the holder of 31,005,000 shares of common stock of the Company, 414 shares of Series A Preferred Stock (convertible into 414 shares of common stock) of the Company and 6,201,000 shares of Series B Preferred Stock of the Company (convertible into 31,005,000 shares of common stock).  Stephen Saber, therefore, controls 62,010,414 shares, or 37.5%, of the outstanding common stock of the Company, on a fully diluted basis.

Nicholas Saber, the Company’s new President, Secretary, Treasurer, as well as being a new Director, is the holder of 21,997,500 shares of common stock of the Company, 293 shares of Series A Preferred Stock (convertible into 293 shares of common stock) of the Company and 4,399,500 shares of Series B Preferred Stock of the Company (convertible into 21,997,500 shares of common stock).  Nicholas Saber, therefore, controls 43,995,293 shares, or 26.6%, of the outstanding common stock of the Company, on a fully diluted basis.

John Saber, the Company’s new Chief Information Officer, as well as being a new Director, is the holder of 21,997,500 shares of common stock of the Company, 293 shares of Series A Preferred Stock (convertible into 293 shares of common stock) of the Company and 4,399,500 shares of Series B Preferred Stock of the Company (convertible into 21,997,500 shares of common stock).  John Saber, therefore, controls 43,995,293 shares, or 26.6%, of the outstanding common stock of the Company, on a fully diluted basis.

Stephen Saber, Nicholas Saber and John Saber are brothers.

As a result of the share exchange with Stephen Saber, Nicholas Saber and John Saber, The Pulse Network is now a wholly-owned subsidiary of the Company.  Articles of Exchange were filed with the Commonwealth of Massachusetts, effective March 29, 2013.

The share exchange transaction with The Pulse Network was treated as a reverse acquisition, with The Pulse Network as the acquiror and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this Form 10-K to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of The Pulse Network.

Organization & Subsidiaries

We have one operating subsidiary, The Pulse Network, Inc., a Massachusetts corporation.

Overview of The Pulse Network

Through our wholly owned subsidiary, The Pulse Network was incorporated on December 24, 2008, in Massachusetts.  The business of The Pulse Network was originally developed at Exgenex, Inc., a New York corporation (“Exgenex”), formed in April 2002.  Exgenex changed its name to “CrossTech Group, Inc.”  (“CrossTech New York”) in February 2008.  On December 24, 2008, The Pulse Network was formed in Massachusetts under the name of “CrossTech Group, Inc.”, merged (as the surviving corporation) with CrossTech New York on December 31, 2009, and changed its name to “The Pulse Network Inc.” on June 2, 2011.

The business of The Pulse Network is now the principal business of the Company.  The Pulse Network provides a service to businesses to create a platform for delivering content, primarily video but also written and curated content, integrated with digital, social media and offline event strategies.  The Pulse Network’s platform helps digital and event marketers create better engagement and drive leads with the power of content marketing. The Pulse Network’s solutions help brands accelerate their social strategy and create engaging content, help event organizers drive audience and engagement, and help public relations companies and professionals reach targeted audiences with The Pulse Network’s original content.  All The Pulse Network’s content is deliverable and consumable online and via popular social and mobile channels, designed to enable brands to engage with prospective consumers.

The Pulse Network was established in June 1994 and currently operates from offices located at 437 Turnpike Street, Canton, Massachusetts 02021.  The Pulse Network’s website is www.thepulsenetwork.com.

The Pulse Network provides a service to businesses to create a platform for delivering content, primarily video but also written and curated content, integrated with digital, social media and offline event strategies.  The Pulse Network’s platform helps digital and event marketers create better engagement and drive leads with the power of content marketing. The Pulse Network’s solutions help brands accelerate their social strategy and create engaging content, help event organizers drive audience and engagement, and help public relations companies and professionals reach targeted audiences with The Pulse Network’s original content.  All The Pulse Network’s content is deliverable and consumable online and via popular social and mobile channels, designed to enable brands to engage with prospective consumers.

Content Marketing Platform

The Pulse Network’s social media team helps clients assess the performance of their current social channels vs. competitors, create a content roadmap to feed these channels, educate client staff via workshops, Webinars and its Pulse Networking Events, such as the Inbound Marketing Summit, and drive customer engagement and word of mouth via targeted campaigns.

The Pulse Network’s identifies and engages with influencers and community leaders, and determining each community’s nuances and protocols, tailoring client messaging and helping clients ‘speak the language’ of each channel. The goal is consistent engagement and creative delivery, aligned both with the needs of the community and business goals.

Starting with their strategy and audit, The Pulse Network offers integrated social media programs along with video-based content creation, community building and turnkey social marketing campaigns.

The Pulse-On Platform

Whether clients are building out their own community on Facebook or a gated members-only web site, content is the engine that drives discussions, community growth and conversions. Not just any content, but content that is useful and relevant, easy to share, and available where customers want it.

Increasingly, the most engaging and effective content for creating business communities and driving engagement is socially enabled video content, as 84% of those attending virtual events take some action, including visiting a vendor’s site, according to a MarketingProfs study. Yet, professional, web-ready video content has traditionally been the most expensive media to produce at the rate necessary to drive engagement.

The Pulse Network’s Video Community Development Platform helps businesses integrate content creation and/or repurposing, digital presence solutions, and the Pulse Network’s unique Content Performance Index to create and grow a client’s community and marketplace – via the power of professional video content, social media and multichannel delivery.

The Pulse-On Platform has been used to create and leverage communities for leading B2B and consumer brands.  For example, we recently launched communities for The National Fire Protection Agency and SAP.  The Pulse Network starts with an assessment of the business objectives, where the target audience lives and what they discuss, and create a content map and schedule designed to drive maximum awareness and evolve patterns of repeat engagement through listening and analytics.

The Pulse Network’s team manages all aspects of producing, syndicating and analyzing the video community content, and integrates blogs, forums, and feeds to optimize content productivity and delivery. A benchmark The Pulse Network community development platform incorporates the following elements:

•
The Pulse Network Executive Brief 3.0 efficiently captures video content from thought leaders and builds awareness – creating a month’s worth of new content (5 segments) in just one hour of an executive’s time, saving time and making more productive content;

•	The Pulse Network Webinar 3.0 nurtures and recruits new community members through longer format live and on demand video content, used to boost acquisition and engagement; and

•	The Pulse Network Dashboard for listening helps clients optimize content relevancy and velocity.

The Pulse-On Platform accelerates development of the social business community through the integration of these core products, as well as program management, ongoing monitoring and listening provides feedback and visibility into what topics and key words are trending, and who the influencers are.

Regardless of the channel, content is king. Guided by a multi-layer content model and SEO best practices, The Pulse Network’s video content and tools help organizations to repurpose and monetize their content assets across digital, social and mobile channels with the reach of Enterprise Social TV. By helping clients tap the full potential of expert, curated and user-generated content, clients engage audiences on different fronts and cultivate relationships with both contributors and consumers, driving deeper engagement, fostering reuse, and lowering the overall cost of new content creation.

The Pulse Network has been a pioneer in Enterprise Social TV, and has a full web broadcast studio based in their Canton MA headquarters under the direction of a 20-year broadcast veteran. Leveraging the platform, The Pulse Network offers several video content solutions including Executive Brief 3.0, Webinar 3.0, and our Event Live 3.0 remote studio offering to capture rich content and stream live programming from a community event.

Producing the right mix of content at the optimal rate is essential to meeting specific business goals. During the initial awareness phase, which accompanies a community launch, content must be produced to build the ‘library’ and depth of community assets for maximum productivity. This requires the right mix of expert content, curated content and user-generated content according to business goals and best practices.

The Pulse Network’s community development platform is tailored to achieve the right product mix and optimal content velocity to establish and grow a client’s  target base. All content is post-produced to be consumable across communities, authentic and portable, boost SEO, recruit fans/ followers/ members, and build engagement – the foundations for a sustainable community of interest.

Pulse Networking Events and Conferences

The Pulse Network believes that it has grown to be a leader in producing engaging events and conferences around three areas: business technology for mid-sized enterprises and organizations, executive-level summits in high-growth industries, and the company’s flagship event for marketers and media professionals – the Inbound Marketing Summit, which attracted more than 1,000 attendees to Boston.

The Pulse Network programs appeal to business executives, IT decision makers, marketing professionals and technology enthusiasts, and leverage The Pulse Network’s video-powered campaign and event platform to deliver uniquely engaging experiences before, during and after each event. The Pulse Network also works with other organizations on their Event Marketing and delivers a full suite of Event Technology Solutions.

Event Database Platform

Created by the team that developed the industry-leading Exgenex (a company formerly operated by Nick Saber and John Saber) registration system, The Pulse Event Database Platform was built from the ground up by meeting planners, for meeting planners. In fact, the Pulse Network social event software leadership team and advisors  have over 50 years of combined tradeshow experience. In addition, the single platform approach allows a client to run their entire suite of events, both domestic and international, produced in English or foreign languages in the same master database.

The Pulse Network pioneered onsite self registration, web-based registration and reporting. In addition, The Pulse Network was a first to provide onsite electronic badge printing (eBadge), and live replication between onsite registration and back-office systems.

Other The Pulse Network capabilities include full event management support – including show production and sponsorship sales, a comprehensive speaker management system, with the ability to manage complete speaker processing through the system, from call for papers, to ranking proposals and managing sessions, and CEU session tracking and reporting, with full scheduling / tracking of CEU credits, online access for attendees, and email updates.

For lead management, the Pulse Network offers HostMyLeads.com, along with extensive event marketing and mobile capabilities, including lead retrieval, session surveys, product locator, exhibitor layout, and reporting.
Since 1992, The Pulse Network has been providing event technologies, registration and lead generation services to businesses, event organizers and associations of all sizes. Today these solutions include web services and lead management programs to help clients engage with their community across all channels – online, mobile or face to face.

The Pulse Network’s Event Database Solutions include a comprehensive multi-channel SaaS platform for marketing support, registration, housing, management reporting, lead retrieval, online production, event web sites, and CEU tracking, along with services for marketing and event management used at events worldwide ranging in size from 50 to 200,000 participants.

Intellectual Property

We rely on a combination of trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product designs and marks. We do not own patents.

Government Regulation and Approvals

We are not aware of any governmental regulations or approvals required for any of our products.

Employees

As of the date hereof, we have 28 employees who work full-time.

Our Executive Offices

Our executive offices are located at 437 Turnpike Street, Canton, Massachusetts 02021.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company is in the process of responding to staff of the Securities and Exchange Commission dated June 4, 2013, regarding the Company’s Current Report on Form 8-K (File No. 000-54741), as filed with the Securities and Exchange Commission on March 29, 2013.  The referenced Form 8-K discloses material information related to the Company’s reverse acquisition of The Pulse Network, Inc., a Massachusetts corporation.

ITEM 2. PROPERTIES

Our executive offices are located at 437 Turnpike Street, Canton, Massachusetts 02021.

We operate our business from approximately 8,350 square feet of leased space, 50% of which is beneficially owned by Stephen Saber and Nicholas Saber, two of our officers and directors.  The Company leases its office space under a non-cancelable lease agreement with a related party (50% of which is beneficially owned by Stephen Saber and Nicholas Saber, two of our officers and directors) which expires August 1, 2015.  Future minimum rent payment under this agreement are $72, 369 for each of the years ending March 31, 2013, 2014 and 2015 and $24,123 for the year ending March 31, 2016. Total rent expense, including common area, maintenance, taxes, insurance and utilities, was $110,791 and $116,426 for the years ended March 31, 2013 and 2012, respectively.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES.

 None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Since May 3, 2012, our shares of common stock have been quoted on the OTC Bulletin Board and the OTCQB tier of OTC Markets.  Since April 12, 2013, our shares of common stock were quoted under the stock symbol “TPNI,”  and from May 3, 2012 until  April 11, 2013, our shares of common stock were quoted under the stock symbol “ISNN.”  The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB.  The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended March 31, 2013	$0.00	$0.00
Three Months Ended December 31, 2012	$0.00	$0.00
Three Months Ended September 30, 2012	$0.00	$0.00
Three Months Ended June 30, 2012	$0.00	$0.00

TRANSFER AGENT

Our transfer agent is Empire Stock Transfer of Henderson, Nevada.  Their address is 1859 Whitney Mesa Dr., Henderson, Nevada 89014 and their telephone number is (702) 818-5898.

HOLDERS

As of March 31, 2013, the end of the Registrant’s most recently completed fiscal year, there were 90,000,000 shares of common stock, par value $0.001 per share, held by approximately 27 holders of record.; 1,000 shares of Series A Preferred Stock, par value $0.001 per share (convertible into 1,000 shares of common stock) held by 3 holders of record; and 15,000,000 shares of Series B Preferred Stock, par value $0.001 per share  (convertible into 75,000,000 shares of common stock) held by 3 holders of record.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the fiscal year ended March 31, 2013, and March 31, 2012, should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. References in this section to “we,” “us,” “our” or “The Pulse Network” are to the consolidated business of The Pulse Network. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview of The Pulse Network

Through our wholly owned subsidiary, The Pulse Network was incorporated on December 24, 2008, in Massachusetts. The business of The Pulse Network was originally developed at Exgenex, Inc., a New York corporation (“Exgenex”), formed in April 2002. Exgenex changed its name to “CrossTech Group, Inc.” (“CrossTech New York”) in February 2008. On December 24, 2008, The Pulse Network was formed in Massachusetts under the name of “CrossTech Group, Inc.”, merged (as the surviving corporation) with CrossTech New York on December 31, 2009, and changed its name to “The Pulse Network Inc.” on June 2, 2011. The business of The Pulse Network is now the principal business of the Company.

The Pulse Network provides a service to businesses to create a platform for delivering content, primarily video but also written and curated content, integrated with digital, social media and offline event strategies. The Pulse Network’s platform helps digital and event marketers create better engagement and drive leads with the power of content marketing. The Pulse Network’s solutions help brands accelerate their social strategy and create engaging content, help event organizers drive audience and engagement, and help public relations companies and professionals reach targeted audiences with The Pulse Network’s original content. All The Pulse Network’s content is deliverable and consumable online and via popular social and mobile channels, designed to enable brands to engage with prospective consumers.

Critical Accounting Policies and Estimates

The Company’s financial statements have been prepared in accordance with U.S. GAAP. In connection with the preparation of the financial statements, the company is required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. It based assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews accounting policies, assumptions, estimates and judgments to ensure that the financial statements are presented fairly and in accordance with U.S. GAAP.  However, because future events and their effects cannot be determined with certainty, actual results could differ from assumptions and estimates, and such differences could be material.

Results of operations for 2013 compared to 2012.

Revenues and Cost of Revenues

During 2013 and 2012 the Company generated revenues from 3 primary business segments, being:

Revenues earned from usage of the Pulse Network Platform for management and support of client events or conferences.

Revenues paid by sponsors and attendees for conferences hosted by the Company.

Revenues earned by providing ongoing development and support for client content and digital marketing programs.

In 2011, the Company was also providing social media marketing agency services, which were discontinued during 2012.

Total revenues for The Pulse Network in 2013 resulted in a decrease of 9.6% to $3,757,471, from $4,157,757 in 2012.  The decrease is mainly attributed to $399,997 in revenue lost due to canceled programs.

Cost of revenues for 2013 increased by 13.3% to $1,396,421 from $1,231,897 in 2012. The increase for 2013 is mainly attributable to increased cost incurred for venues, accomodations and food in 2013 compared to 2012.

Selling and Marketing

Selling and Marketing expenses for 2013 decreased by 30.4% to $456,115, this was down from $655,851 for 2012. The decrease in selling and marketing expenses is attributable to a decrease in Company production of online content and programs.

General and Administrative

General and administrative expenses for 2013 increased by 37.5% to $3,127,651, up from the amount $2,274,193 for 2012. The increase in general and administrative expenses is primarily attributable to an increase in marketing and officers payroll which increased $744,000.   General and administrative expenses include $127,337 of legal and audit fees for 2013 compared to $49,868 for 2012.  The company moved to a cloud based service in 2013 for its servers which added an additional $57,860 in expenses for 2013 General and administrative expenses also have $89,169 of property, plant and equipment depreciation for 2013 compared to $80,381 for 2012.

Net Loss Attributable to the Company

The net loss attributable to the Company for 2013 was $1,280,422 compared to $37,343 for 2012. The net loss was mainly attributable to the transitioning of the business from social media agency services to software based online video development and related corporate marketing along with the cancelation of programs.

Liquidity and Capital Resources

As of March 31, 2013, the Company’s total current assets were $356,548 and our total current liabilities were $2,237,539. On March 31, 2013, we had an accumulated deficit of $3,060,522.

For the fiscal year ended March 31, 2013 the Company financed its operations with bank debt totaling $480,000, advances from stockholders of $464,647 and delayed payments to certain vendors as evidenced by the increase in accrued liabilities at March 31, 2013 compared to 2012 of $301,346.

As a result, the Company had negative working capital of $1,880,991 on March 31, 2013 compared with negative working capital of $995,361 on March 31, 2012.

Cash and cash equivalents on March 31, 2013 were $31,670, an increase of $20,943 from March 31, 2012.

Operating activities used cash of $942,784 in the fiscal year ended March 31, 2013 compared to a net increase in cash of $136,467 for the fiscal year ended March 31, 2012.

The company’s sole investing activity for March 31, 2013 consisted of purchases of capital equipment of $37,154 which were financed through capital lease arrangements.

The sole investing activity in the comparable period ended March 31, 2012 was the purchase of $53,446 of equipment.

Financing activities provided cash of $963,727 in the period ended 31, 2013, compared to a use of cash totaling $137,517 in the period ended March 31, 2012.

2013 financing activities include $464,647 of primary shareholder advances, a $150,000 secured bank line and $350,000 bank loan.

The shareholder advances are unsecured, bear no interest and are to be repaid out of Company cash flow.

The bank line is secured by a first charge over the Company’s assets and guaranteed by the Company’s shareholders, bears interest at 4.5% and matures within 12 months from the date of the advance.

The bank loan is secured by a first charge over the Company’s assets and guaranteed by the Company’s shareholders, bears interest at 5% and matures within 36 months from the date of the advance.

Off-Balance Sheet Arrangements

As of March 31, 2013, the Company had no off balance sheet arrangements that have had or that would be expected to be reasonably likely to have a future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Outlook

The Company believes that its future success will depend upon its ability to enhance and grow its business. The Company’s current anticipated levels of revenues and cash flow are subject to many uncertainties and cannot be assured. In order to have sufficient cash to meet anticipated requirements for the next twelve months, the Company requires additional financing. The inability to generate sufficient cash from operations or to obtain required additional funds could require the Company to curtail its operations. There can be no assurance that acceptable financing to fund ongoing operations can be obtained on suitable terms, if at all. If the Company is unable to obtain the financing necessary to support its operations, it may be unable to continue as a going concern. In that event, the Company may be forced to cease operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

THE PULSE NETWORK, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors
The Pulse Network, Inc.
437 Turnpike St
Canton, Massachusetts 02021

We have audited the accompanying consolidated balance sheets of The Pulse Network, Inc. and subsidiaries (the Company) as of March 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Pulse Network, Inc. and subsidiaries as of March 31, 2013 and 2012 and the results of their operations, changes in stockholders’ deficiency and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Stowe & Degon LLC

Westborough, Massachusetts
June 26, 2013

THE PULSE NETWORK, INC.
BALANCE SHEETS
MARCH 31, 2013 AND 2012

	2013	2012
ASSETS

CURRENT ASSETS:
Cash	$31,670	$10,727
Accounts receivable, net of allowance for doubtful accounts
of $0 and $2,857 at March 31, 2013 and 2012, respectively	298,840	253,362
Prepaid expenses and deposits	26,038	70,230

Total current assets	356,548	334,319

PROPERTY AND EQUIPMENT, net	179,525	231,307

OTHER ASSETS:
Due from stockholder	-	47,808
Due from affiliates	-	84,531
Other assets	27,823	29,273

Total other assets	27,823	161,612

TOTAL ASSETS	$563,896	$727,238

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable - bank	$130,000	$-
Accounts payable	247,756	418,702
Accrued expenses	301,356	-
Current portion of long-term debt	116,667	-
Current portion of capital lease obligations	18,337	10,614
Current portion of note payable related party	24,808	-
Deferred revenue	823,277	826,006
Advances from stockholders	426,883	10,044
Due to affiliates	91,497	10,131
Deferred compensation	56,958	54,183

Total current liabilities	2,237,539	1,329,680

DEFERRED COMPENSATION, net of current portion	865,354	913,169
LONG TERM DEBT, net of current portion	223,611	-
CAPITAL LEASE OBLIGATIONS, net of current portion	37,077	22,759
NOTE PAYABLE RELATED PARTY, net of current portion	19,107	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock: $0.01 par value, authorized, 275,000 shares;
issued and outstanding, 90,900 shares	241,730	241,730
Accumulated deficit	(3,060,522)	(1,780,100)

Total stockholders' deficiency	(2,818,792)	(1,538,370)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$563,896	$727,238

See notes to financial statements.

THE PULSE NETWORK, INC.
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR THE YEAR ENDED MARCH 31, 2013 AND 2012

	2013	2012

NET SALES	$3,757,471	$4,157,757

COST OF SALES	1,396,421	1,231,897

GROSS PROFIT	2,361,050	2,925,860

SELLING EXPENSES	456,115	655,851
GENERAL AND ADMINISTRATIVE EXPENSES	3,127,651	2,274,193

NET LOSS FROM OPERATIONS	(1,222,716)	(4,184)

INTEREST EXPENSE	57,706	33,159

NET LOSS	(1,280,422)	(37,343)

NET LOSS PER SHARE, basic and diluted	$(1.55)	$(0.41)

WEIGHTED AVERAGE SHARES USED IN PER SHARE COMPUTATION, basic and diluted	823,855	90,900

See notes to financial statements.

THE PULSE NETWORK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2013 AND 2012

	Preferred						Additional
	Series A		Series B		Common		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance March 31, 2011	-	$-	-	$-	90,900	$241,730	$-	$(1,742,757)	$(1,501,027)

Net loss	-	-	-	-	-	-	-	(37,343)	(37,343)

Balance March 31, 2012	-	-	-	-	90,900	241,730	-	(1,780,100)	(1,538,370)

Recapitalization due to reverse merger	1,000	1	15,000,000	15,000	89,909,100	(151,730)	136,729	-	-

Net loss	-	-	-	-	-	-	-	(1,280,422)	(1,280,422)

Balance March 31, 2013	1,000	$1	15,000,000	$15,000	90,000,000	$90,000	$136,729	$(3,060,522)	$(2,818,792)

See notes to consolidated financial statements.

THE PULSE NETWORK, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED MARCH 31, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,280,422)	$(37,343)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	88,936	80,379
Changes in operating assets and liabilities:
Accounts receivable	(45,478)	(60,697)
Prepaid expenses and deposits	44,192	(33,042)
Due from affiliates	165,897	(116,787)
Other assets	1,450	1,027
Accounts payable	(170,946)	(80,914)
Accrued expenses	301,356	-
Deferred revenue	(2,729)	444,026
Deferred compensation	(45,040)	(60,182)

Net cash provided by (used for) operating activities	(942,784)	136,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	-	(53,446)

Net cash used for investing activities	-	(53,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to stockholders	464,647	(127,420)
Proceeds from note payable - bank	130,000	-
Procceds from long-term debt	350,000	-
Proceeds from note payable related party	50,000	-
Repayment of notes payable - bank	(9,722)	-
Payments of capital lease obligations	(15,113)	(10,097)
Repayment of note payable related party	(6,085)	-

Net cash provided by financing activities	963,727	(137,517)

NET INCREASE (DECREASE) IN CASH	20,943	(54,496)

CASH:
Beginning of period	10,727	65,223

End of period	$31,670	$10,727

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$57,706	$33,159

NONCASH INVESTING AND FINANCING ACTIVITY
Equipment purchased through capital lease arrangements	$37,154	$-

See notes to financial statements.

THE PULSE NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

1.	ORGANIZATION AND NATURE OF BUSINESS

The Pulse Network, Inc. (the “Company”) was founded in 2002 as Exgenex, Inc., a New York Corporation.  In 2008, the Company incorporated in Massachusetts under the name Crosstech Group, Inc.  In 2011 the Company changed its name to The Pulse Network, Inc.  The Company offers digital media and event solutions to its customers through content and inbound marketing, social strategy and event marketing.

Pulse Network Management LLC (PNM) is a wholly owned subsidiary of The Pulse Network Inc.  PNM’s sole function is leasing employees to the Company.  The entire workforce of the Company is leased from PNM.

The Pulse Network, Inc., a Massachusetts corporation, also the beneficial owner of The Pulse Network Management, LLC, a Massachusetts limited liability company.  The Pulse Network Management, LLC reports all employee and payroll related expenses for The Pulse Network, Inc., a Massachusetts corporation.

Reverse Acquisition of The Pulse Network

On March 29, 2013, the Pulse Network, Inc., formerly known as iSoft International Inc., a Nevada corporation (the “Company”), entered into a Share Exchange Agreement, dated March 29, 2013 (the “Share Exchange Agreement”), by and among the Company, The Pulse Network, Inc., a Massachusetts corporation (“The Pulse Network”), and the holders of common stock of The Pulse Network.  The holders of the common stock of The Pulse Network consisted of Stephen Saber, Nicholas Saber and John Saber.

Under the terms and conditions of the Share Exchange Agreement, the Company sold 75,000,000 shares of common stock, 1,000 shares of Series A Preferred Stock and 15,000,000 shares of Series B Preferred Stock of the Company in consideration for all the issued and outstanding shares in The Pulse Network.  Each share of Series A Preferred Stock is convertible into one share of common stock of the Company and requires the consent of the majority of the holders of Series A Preferred Stock to change the composition of the board of directors or President and Chief Executive Officer of the Company, change the Articles of Incorporation or Bylaws of the Company, or engage in merger, sale of assets, share exchange or other reorganization of the Company. Each share of Series B Preferred Stock is convertible into 5 shares of common stock and equal to 100 votes of common stock of the Company.  The effect of the issuance is that The Pulse Network shareholders now hold approximately 90.9% of the issued and outstanding shares of common stock of the Company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses.  Actual results could differ from these estimates.

Cash - The Company maintains its cash balances in one financial institution.  The balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  Bank deposits at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Accounts Receivable - Accounts receivable represent balances due from customers. Credit risk associated with these balances is evaluated by management relative to financial condition and past payment experience.  Balances that remain outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts.

Property and Equipment - Property and equipment is stated at cost.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, which range from three to five years.  Repairs and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets – Long-lived assets, such as property, equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. The impairment of long-lived assets requires judgments and estimates. If circumstances change, such estimates could also change.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Sales to Certain Customers – During 2013 the Company had sales to one customer that accounted for approximately 13% of total revenue during 2013.  Accounts receivable from three customers accounted for approximately 45% of total accounts receivable at March 31, 2013.

Revenue Recognition - The Company’s revenue consists principally of event platform revenue derived from management of customer events and recognized at the conclusion of the event; event sponsor revenue derived from sponsors of events hosted by the Company and recognized at the conclusion of the event; and content marketing platform and other revenue are derived from providing ongoing solutions related to customer website content and are recognized as services are provided over the life of the contract.

Deferred Revenue - Deferred revenue consists of billings or payments received for future events in advance of revenue recognition. The Company recognizes these billings and payments as revenue when the revenue recognition criteria are met.

Income Taxes – Through March 31, 2013 the Company had elected to be treated as an S Corporation for federal and state income tax purposes whereby its income or losses are passed through to its stockholders. Accordingly, there is no provision for federal income taxes in these financial statements. The Company is liable in Massachusetts for state corporate taxes based upon tangible assets

The Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The Company’ policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  The Company did not have any unrecognized tax benefits or accrued interest and penalties during the years ended December 31, 2013 and 2012 and does not anticipate having any unrecognized tax benefits over the next twelve months.  The Company is subject to audit by the IRS for tax periods commencing January 1, 2009.

3.	PROPERTYAND EQUIPMENT

Property and equipment at March 31, 2013 and 2012 consists of the following:

	2013	2012

Computer equipment	$186,941	$224,347
Audio and video equipment	87,761	87,761
Furniture and fixtures	12,478	12,478
Office equipment	51,496	27,153
Event equipment	82,020	82,020
	420,696	433,759
Accumulated depreciation	(241,171)	(202,452)

Property and equipment, net	$179,525	$231,307

4.	RELATED PARTY TRANSACTIONS

Due from stockholder consists of non-interest bearing advances to John N. Saber with no set repayment terms.  The amount due from this stockholder at March 31, 2012 was forgiven during the fourth quarter of fiscal 2013 and is included in general and administrative expenses as part of officers’ salary expense for the year ended March 31, 2013.

Due to stockholders consists of non-interest bearing advances of $354,317 and $72,566 from Stephen J. Saber and Nicholas C. Saber, respectively, with no set repayment terms.

4.	RELATED PARTY TRANSACTIONS (CONTINUED)

Note payable related party consists of a loan from John N. Saber, the father of the three majority stockholders.  Under the terms of the loan agreement, dated January 23, 2013, the Company borrowed $50,000 repayable in twenty-four monthly principal and interest installments of $2,150.  The note bears interest at 3.042% per annum and matures in January 2015.

Due from affiliates at March 31, 2012 consists of an amount due from Saber Realty in which the affiliate stockholders of the Company have a controlling interest.  The Company rents its office space from a third party in which Saber Realty has a non-controlling interest.  The amount due from Saber Realty arose as a result of the Company paying Saber Realty in advance for rent and common area maintenance costs.

Due to affiliates at March 31, 2013 consist of $66,340 due to Saber Realty for advances during the year with no stated repayment terms, $25,000 due from a partnership in which the stockholders of the Company have a controlling interest.  This amount represents a non-interest bearing loan from the partnership to the Company with no stated repayment terms.

Due to affiliates at March 31, 2012 consists of $10,131 due to an entity in which the stockholders of the Company have a controlling interest.  This amount is non-interest bearing and has not stated repayment terms.  At March 31, 2013 $157 remains due to this related party.

Included in sales revenue for the years ended March 31, 2013 and 2012 are sales of $242,981 and $227,538, respectively with one entity related through common ownership.

The Company leases its office space under a non-cancelable lease agreement with a related party which expires August 1, 2015.  Future minimum rent payment under this agreement are $72,369 for each of the years ending March 31, 2013, 2014 and 2015 and $24,123 for the year ending March 31, 2016.  Total rent expense, including common area, maintenance, taxes, insurance and utilities, was $110,791 and $116,426 for the years ended March 31, 2013 and 2012, respectively.

5.	DEFERRED COMPENSATION

In September 2004 the Company entered into a deferred compensation arrangement with a former stockholder.  Under the terms of the arrangement, beginning in January 2005, the former stockholder receives semi-monthly payments of $4,167 through December 2024.  The amount included on the Company’s balance sheets at March 31, 2013 and 2012 represents the net present value of the remaining payments calculated using a discount rate of 5%.  The amount of deferred compensation expected to be paid within twelve months of the balance sheet date is classified as a current liability with the remainder classified as non-current.  Future maturities of this obligation are as follows:

Year ending March 31:
2014	$56,958
2015	59,875
2016	62,942
2017	66,166
2018	69,554
Thereafter	606,817
Total	$922,312

6.	NOTE PAYABLE - BANK

Note payable – bank consists of a revolving line of credit with Boston Private Bank & Trust Company which is secured by substantially all assets of the Company.  Under the terms of the agreement the Company may borrow up to $150,000 and interest accrues at the bank’s base rate plus 1% (4.5% at March 31, 2013) of the outstanding balance.  This loan agreement expires on June 30, 2014.

7.	LONG-TERM DEBT

Long-term debt consists of an unsecured term note with Boston Private Bank & Trust.  The note bears interest at 5% per annum and requires monthly payments of $9,722 plus accrued interest.  The note matures on February 8, 2016.  Future minimum annual payments under the note are $$116,667 in 2014, $116,667 in 2015 and $106,944 in 2016.

8.	CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under capital leases expiring in various years through 2018.  The net book value of assets held under capital leases at March 31, 2013 and 2012 is $56,791 and $33,771, respectively.  The annual repayments of capital lease obligations at March 31, 2013 are as follows:

2014	24,152
2015	22,336
2016	13,093
2017	6,214
2018	1,036
Total minimum lease payments	66,831
Less amount representing interest	11,417
Present value of minimum lease payments	55,414
Present value of minimum lease payments due within one year	18,337
Present value of net minimum lease payments due beyond on year	$37,077

9.	STOCKHOLDERS’ EQUITY

Series A and series B convertible preferred stock have the same voting, dividend and liquidation rights as holder of common stock.  Holders of series A and series B convertible preferred stock may convert their preferred shares into 1 and 5 shares, respectively of common stock.

10.	COMMITMENTS AND CONTINGENCIES

Employment agreements – On April 1, 2013 the Company entered into employment agreements with three of its executive stockholders.  Each of these agreements has a five year term beginning April 1, 2013 and ending on April 1, 2018.  Unless otherwise terminated each of these agreements shall annually extend for one additional year beginning on the second anniversary date of each agreement.  Compensation under these agreements is as follows.

Stephen Saber, chief executive officer of the Company is to receive an annual base salary of $350,000 and a monthly bonus equal to 1.5% of all monthly net revenues of the Company.  The bonus is to be paid within fifteen days of the end of each month.  If the executive is terminated other than for cause, the executive is entitled to an amount equal to the executive’s annual base salary in effect at the time of termination.

Nicholas Saber, president of the Company is to receive an annual base salary of $275,000 and a monthly bonus equal to 1.5% of all monthly net revenues of the Company.  The bonus is to be paid within fifteen days of the end of each month.  If the executive is terminated other than for cause, the executive is entitled to an amount equal to the executive’s annual base salary in effect at the time of termination.

John Saber, chief information officer of the Company is to receive an annual base salary of $225,000 and a monthly bonus equal to 1.5% of all monthly net revenues of the Company.  The bonus is to be paid within fifteen days of the end of each month.  If the executive is terminated other than for cause, the executive is entitled to an amount equal to the executive’s annual base salary in effect at the time of termination.

11.	SUBSEQUENT EVENTS

On June 5, 2013 Company issued 400,000 shares of its common stock in a private placement in exchange for cash proceeds of $80,000.

Management of the Company has evaluated subsequent events through the date these financial statements were issued and determined there are no other subsequent events that require disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2013.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2013, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President, who is also our principal accounting officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•
Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed by Stephen Saber, our Chief Executive Officer, who is our principal executive officer, and also our principal accounting officer and principal financial officer, Mr. Saber concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of March 31, 2013.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2013 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of our executive officers and directors as of March 31, 2013:.

Name	Age	Positions

Stephen Saber	45	Chief Executive Officer and Chairman of the Board of Directors
Nicholas Saber	42	President, Secretary, Treasurer and Director
John Saber	46	Chief Information Officer and Director

The directors named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office.  Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Stephen Saber
Chief Executive Officer and Chairman of the Board of Directors

Stephen Saber has served as our Chief Executive Officer and Chairman of the Board of Directors, since March 29, 2013.  Mr. Saber has served as the Chief Executive Officer and Director of The Pulse Network since its formation in June 2011. From June 1994 until June 2011, Mr. Saber was President of CrossTech Partners and CEO of New Marketing Labs, which merged with The Pulse Network in June 2011. Earlier in his career, he was a managing director at Cambridge Technology Partners (CTP) – one of the fastest growing public IT Services companies. CTP became the leading IT consulting and systems integration firm focused on the deployment of client-server based business applications for Fortune 500 clients. Over the past five years, Mr. Saber has played an advisory role in several major merger and acquisition transactions ranging from $30 million to $450 million in Digital Media and IT. He has also guest lectured in the entrepreneurship program at Babson College. Mr. Saber received his M.B.A. from Harvard Business School and B.A. in Computer Science and Psychology from Harvard University. Mr. Saber’s knowledge of and career at the Pulse Network led to our conclusion that he should serve as a director in light of our business and structure.

Nicholas Saber
President, Secretary, Treasurer and Director

Nicholas Saber has served as our President, Secretary, and a Director, since March 29, 2013. Mr. Saber has served and President and Director of The Pulse Network since its formation in June 2011. From June 1994 until June 2011, Mr. Saber served as President of CrossTech Media, LLC, managing over 30 events in the technology space, and Chief Operating Officer at Exgenex, a predecessor corporation to The Pulse Network. At CrossTech, Mr. Saber was involved with managing four acquisitions over the past five years. Earlier in his career, Mr. Saber was a management consultant at Coopers and Lybrand, where he sold and managed IT Systems, IS projects, and business reengineering projects for Fortune 1000 companies. Mr. Saber holds a bachelor’s degree in Business from Babson College. Mr. Saber’s knowledge of and career at the Pulse Network led to our conclusion that he should serve as a director in light of our business and structure.

John Saber
Chief Information Officer and Director

John Saber has served as our Chief Information Officer and a Director, since March 29, 2013.  Mr. Saber has served and Chief Information Officer, Vice President of Research and Design, and Director of The Pulse Network since its formation in June 2011. From June 1994 until June 2011, Mr. Saber served as the Vice President for CrossTech Partners, responsible for the design and development of the software-as-a-service platform. Prior to CrossTech Partners, Mr. Saber served as a management consultant for Coopers & Lybrand where he managed projects at Genzyme, AllAmerica Financial, HP, and Fidelity. Mr. Saber has also served as the Director of Systems for McBer & Company (a subsidiary of the Hay Group). Mr. Saber received his Bachelors of Science in MIS and Quantitative Methods, and an MBA with an MIS concentration from Babson College.  Mr. Saber’s knowledge of and career at the Pulse Network led to our conclusion that he should serve as a director in light of our business and structure.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified.  The Company’s Bylaws provide that the Board of Directors will consist of no less than three members.  Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of three members, none of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our officers and directors, we currently have no other significant employees.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors.  The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee.  The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such directors have been performing the functions of such committees.  Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended March 31, 2013, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended March 31, 2013 and 2012:

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years ended March 31, 2013 and 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Mohamed Ayad; President, Chief Executive Officer, Secretary, Treasurer and Director (1)	2013 2012	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Stephen Saber; Chief Executive Officer, and Chairman of the Board of Directors (2)	2013 2012	538,124 125,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	538,124 125,000

Nicholas Saber; President, Secretary, Treasurer, and Director (3)	2013 2012	244,911 41,742	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	244,911 41,742

John Saber; Chief Information Officer, and Director (4)	2013 2012	241,307 200,001	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	241,307 200,001

(1)	Appointed President, Chief Executive Officer, Secretary, Treasurer and Director on March 9, 2011, and resigned from all such offices and positions on March 29, 2013.
(2)	Appointed Chief Executive Officer and Chairman of the Board of Directors on March 29, 2013.
(3)	Appointed President, Secretary, Treasurer and Director on March 29, 2013.
(4)	Appointed Chief Information Officer and Director on March 29, 2013.

There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the fiscal period ended March 31, 2012 and through the date of filing of this Form 10-K. There has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended March 31, 2012 and through the date of filing of this Form 10-K.

STOCK OPTION GRANTS

On March 29, 2012, the Board of Directors of the Company approved and adopted the terms and provisions of a 2013 Stock Option Plan for the Company.  An aggregate of 15,000,000 shares of the Company’s common stock are initially reserved for issuance upon exercise of nonqualified and/or incentive stock options which may be granted under the 2013 Stock Option Plan. No options have yet been issued under the 2013 Stock Option Plan.

EMPLOYMENT AGREEMENTS

In connection with the Company’s March 29, 2013 share exchange with The Pulse Network, the Company entered into five-year employment agreements with its three new officers and directors:  Stephen Saber, Nicholas Saber and John Saber.

The individual employment agreements, dated March 29, 2013, provide for an initial annual base salary, commencing April 1, 2013, of $350,000 for Stephen Saber, $275,000 for Nicholas Saber and $225,000 John Saber.  Each salary will increase by 7% on April 1 of each year, beginning in 2014, based on the salary due in the year prior to each such 7% increase.  The agreements also provide for (i) a bonus of cash compensation equal to 1.5% of all monthly net revenues of the Company and The Pulse Network, (ii) the Company to pay for executive’s costs related to executive’s reasonable monthly cell phone and other mobile Internet costs, home office Internet costs, (iii) the Company to pay for executive’s car and commuting costs, not to exceed $1,100 per month, and club membership costs, payable not later than 10 days after the end of each month, and (iv) a severance payment for each executive equal to his then current annual base salary rate upon the termination of the executive’s employment by the Company without cause or by the executive for good reason or in the event of a change in control.  The employment agreements also entitle the executives to participate in our employee benefit programs and provide for other customary benefits.  In addition, each employment agreement provides compensation pursuant periodic grants of stock options thereafter as recommended by our board of directors (no options have been granted to any executive as of the date of this Form 10-K).  Finally, the employment agreements prohibit the executives from engaging in certain activities which compete with the Company, seek to recruit its employees or disclose any of its trade secrets or otherwise confidential information.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of March 31, 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Mohamed Ayad (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Stephen Saber (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Nicholas Saber (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
John Saber (4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Appointed President, Chief Executive Officer, Secretary, Treasurer and Director on March 9, 2011, and resigned from all such offices and positions on March 29, 2013.
(2)	Appointed Chief Executive Officer and Chairman of the Board of Directors on March 29, 2013.
(3)	Appointed President, Secretary, Treasurer and Director on March 29, 2013.
(4)	Appointed Chief Information Officer and Director on March 29, 2013.

We have not compensated our directors for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 31, 2013, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,650,000 shares of our common stock issued and outstanding as of March 31, 2013.  We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Ownership		Percent of Common Stock (1)

Common Stock	Stephen Saber (2)	62,010,414	(3)	37.5%
Common Stock	Nicholas Saber (4)	43,995,293	(5)	26.6%
Common Stock	John Saber (6)	43,995,293	(7)	26.6%
All directors and executive officers as a group (3 persons)		150,001,000		90.9%

*	Unless otherwise noted, the address of each person or entity listed is, c/o The Pulse Network, Inc., 437 Turnpike Street, Canton, Massachusetts 02021.
(1)
As of March 31, 2013, we had 165,001,000 shares of common stock outstanding.  1,000 of such shares are reserved for issuance for the conversion of 1,000 shares of Series A Preferred Stock into 1,000 shares of common stock, and 75,000,000 shares are reserved for issuance for the conversion of 15,000,000 shares Series B Preferred Stock into 75,000,000 shares of common stock.

(2)	Appointed Chief Executive Officer and Chairman of the Board of Directors on March 29, 2013.
(3)
Of the 62,010,414 shares of common stock referenced, 31,005,000 shares are reserved for issuance upon the conversion at any time upon the discretion of Stephen Saber from 6,201,000 shares of Series B Preferred Stock currently held by him, and 414 shares are reserved for issuance upon the conversion at any time upon the discretion of Stephen Saber from 414 shares of Series A Preferred Stock currently held by him.

(4)	Appointed President, Secretary, Treasurer and a Director on March 29, 2013.
(5)
Of the 43,995,293 shares of common stock referenced, 21,997,500 shares are reserved for issuance upon the conversion at any time upon the discretion of Nicholas Saber from 4,399,500 shares of Series B Preferred Stock currently held by him, and 293 shares are reserved for issuance upon the conversion at any time upon the discretion of Stephen Saber from 293 shares of Series A Preferred Stock currently held by him.

(6)	Appointed Chief Information Officer and a Director on March 29, 2013.
(7)
Of the 43,995,293 shares of common stock referenced, 21,997,500 shares are reserved for issuance upon the conversion at any time upon the discretion of John Saber from 4,399,500 shares of Series B Preferred Stock currently held by him, and 293 shares are reserved for issuance upon the conversion at any time upon the discretion of John Saber from 293 shares of Series A Preferred Stock currently held by him.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 29, 2013, the Company, entered into a Share Exchange Agreement, dated March 29, 2013 (the “Share Exchange Agreement”), by and among the Company, The Pulse Network, and the holders of common stock of The Pulse Network.  The holders of the common stock of The Pulse Network consisted of Stephen Saber, Nicholas Saber and John Saber.

Under the terms and conditions of the Share Exchange Agreement, the Company sold 75,000,000 shares of common stock, 1,000 shares of Series A Preferred Stock and 15,000,000 shares of Series B Preferred Stock of the Company in consideration for all the issued and outstanding shares in The Pulse Network.  Each share of Series A Preferred Stock is convertible into one share of common stock of the Company and requires the consent of the majority of the holders of Series A Preferred Stock to change the composition of the board of directors or President and Chief Executive Officer of the Company, change the Articles of Incorporation or Bylaws of the Company, or engage in merger, sale of assets, share exchange or other reorganization of the Company. Each share of Series B Preferred Stock is convertible into 5 shares of common stock and equal to 100 votes of common stock of the Company.  The effect of the issuance is that The Pulse Network shareholders now hold approximately 90.9% of the issued and outstanding shares of common stock of the Company.

Stephen Saber, the Company’s new Chief Executive Officer and Chairman of the Board of Directors, is the holder of 31,005,000 shares of common stock of the Company, 414 shares of Series A Preferred Stock (convertible into 414 shares of common stock) of the Company and 6,201,000 shares of Series B Preferred Stock of the Company (convertible into 31,005,000 shares of common stock).  Stephen Saber, therefore, controls 62,010,414 shares, or 37.5%, of the outstanding common stock of the Company, on a fully diluted basis.

Nicholas Saber, the Company’s new President, Secretary, Treasurer, as well as being a new Director, is the holder of 21,997,500 shares of common stock of the Company, 293 shares of Series A Preferred Stock (convertible into 293 shares of common stock) of the Company and 4,399,500 shares of Series B Preferred Stock of the Company (convertible into 21,997,500 shares of common stock).  Nicholas Saber, therefore, controls 43,995,293 shares, or 26.6%, of the outstanding common stock of the Company, on a fully diluted basis.

John Saber, the Company’s new Chief Information Officer, as well as being a new Director, is the holder of 21,997,500 shares of common stock of the Company, 293 shares of Series A Preferred Stock (convertible into 293 shares of common stock) of the Company and 4,399,500 shares of Series B Preferred Stock of the Company (convertible into 21,997,500 shares of common stock).  John Saber, therefore, controls 43,995,293 shares, or 26.6%, of the outstanding common stock of the Company, on a fully diluted basis.

Stephen Saber, Nicholas Saber and John Saber are brothers.

As a result of the share exchange with Stephen Saber, Nicholas Saber and John Saber, The Pulse Network is now a wholly-owned subsidiary of the Company.  Articles of Exchange were filed with the Commonwealth of Massachusetts, effective March 29, 2013.

In connection with the Company’s March 29, 2013 share exchange with The Pulse network, the Company entered into five-year employment agreements with its three new officers and directors:  Stephen Saber, Nicholas Saber and John Saber, all of whom were the sole stockholders of The Pulse Network immediately prior to the share exchange.

The individual employment agreements, dated March 29, 2013, provide for an initial annual base salary, commencing April 1, 2013, of $350,000 for Stephen Saber, $275,000 for Nicholas Saber and $225,000 John Saber.  Each salary will increase by 7% on April 1 of each year, beginning in 2014, based on the salary due in the year prior to each such 7% increase.  The agreements also provide for (i) a bonus of cash compensation equal to 1.5% of all monthly net revenues of the Company and The Pulse Network, (ii) the Company to pay for executive’s costs related to executive’s reasonable monthly cell phone and other mobile

Internet costs, home office Internet costs, (iii) the Company to pay for executive’s car and commuting costs, not to exceed $1,100 per month, and club membership costs, payable not later than 10 days after the end of each month, and (iv) a severance payment for each executive equal to his then current annual base salary rate upon the termination of the executive’s employment by the Company without cause or by the executive for good reason or in the event of a change in control.  The employment agreements also entitle the executives to participate in our employee benefit programs and provide for other customary benefits.  In addition, each employment agreement provides compensation pursuant periodic grants of stock options thereafter as recommended by our board of directors (no options have been granted to any executive as of the date of this Form 10-K).  Finally, the employment agreements prohibit the executives from engaging in certain activities which compete with the Company, seek to recruit its employees or disclose any of its trade secrets or otherwise confidential information.

We operate from leased space, 50% of which is beneficially owned by Stephen Saber and Nicholas Saber, two of our officers and directors.  The Company leases its office space under a non-cancelable lease agreement with a related party which expires August 1, 2015.  Future minimum rent payment under this agreement are $72, 369 for each of the years ending March 31, 2013, 2014 and 2015 and $24,123 for the year ending March 31, 2016. Total rent expense, including common area, maintenance, taxes, insurance and utilities, was $130,426 and $127,163 for the years ended March 31, 2012 and 2011, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended March 31, 2013 and 2012, the total fees charged to the company for audit services, including quarterly reviews were $69,108 and $0, for audit-related services were $0 and $0 and for tax services and other services were $13,875 and $13,250, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit	Description

2.1
Share Exchange Agreement, dated March 29, 2013, by and among the Registrant, The Pulse Network, Inc., a Massachusetts corporation (“The Pulse Network”), and the holders of common stock of The Pulse Network. (2)

2.2	Form of Articles of Share Exchange (2)
3.1.1	Form of Articles of Incorporation (1)
3.1.2	Form of Certificate of Amendment to Articles of Incorporation (2)
3.1.3	Form of Certificate of Change (2)
3.1.4	Form of Certificate of Designation for Series A Preferred Stock (2)
3.1.5	Form of Certificate of Designation for Series B Preferred Stock (2)
3.1.6	Form of Amendment to Certificate of Designation for Series B Preferred Stock (2)
3.1.7	Bylaws (1)
4.1	2013 Stock Option Plan (2)
10.1	Lease Agreement dated April 2005, by and between Canton Realty Associates Limited Partnership and The Pulse Network, Inc., a Massachusetts corporation (then named, Exgenex, Inc.) (2)
10.2	Amendment of Lease dated June 2005 by and between Canton Realty Associates Limited Partnership and The Pulse Network, Inc., a Massachusetts corporation (then named, Exgenex, Inc.) (2)
10.3	Second Amendment of Lease dated July 1, 2006 by and between Canton Realty Associates Limited Partnership and The Pulse Network, Inc., a Massachusetts corporation (then named, Exgenex, Inc.) (2)
10.4	Employment Agreement dated March 29, 2013, by and between the Registrant and Stephen Saber (2)
10.5	Employment Agreement dated March 29, 2013, by and between the Registrant and Nicholas Saber (2)
10.6	Employment Agreement dated March 29, 2013, by and between the Registrant and John Saber (2)
10.7	Stock Redemption Agreement dated March 29, 2013 by and between the Registrant and Mohamed Ayad (2)
21	Subsidiaries of the Registrant

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-174443), as filed with the Securities and Exchange Commission on May 24, 2011.
(2)	Filed and incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-54741), as filed with the Securities and Exchange Commission on March 29, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PULSE NETWORK, INC.
(Name of Registrant)

Date: July 1, 2013	By:	/s/ Stephen Saber
	Name:	Stephen Saber
	Title:	President (principal executive officer, principal
financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description

2.1
Share Exchange Agreement, dated March 29, 2013, by and among the Registrant, The Pulse Network, Inc., a Massachusetts corporation (“The Pulse Network”), and the holders of common stock of The Pulse Network. (2)

2.2	Form of Articles of Share Exchange (2)
3.1.1	Form of Articles of Incorporation (1)
3.1.2	Form of Certificate of Amendment to Articles of Incorporation (2)
3.1.3	Form of Certificate of Change (2)
3.1.4	Form of Certificate of Designation for Series A Preferred Stock (2)
3.1.5	Form of Certificate of Designation for Series B Preferred Stock (2)
3.1.6	Form of Amendment to Certificate of Designation for Series B Preferred Stock (2)
3.1.7	Bylaws (1)
4.1	2013 Stock Option Plan (2)
10.1	Lease Agreement dated April 2005, by and between Canton Realty Associates Limited Partnership and The Pulse Network, Inc., a Massachusetts corporation (then named, Exgenex, Inc.) (2)
10.2	Amendment of Lease dated June 2005 by and between Canton Realty Associates Limited Partnership and The Pulse Network, Inc., a Massachusetts corporation (then named, Exgenex, Inc.) (2)
10.3	Second Amendment of Lease dated July 1, 2006 by and between Canton Realty Associates Limited Partnership and The Pulse Network, Inc., a Massachusetts corporation (then named, Exgenex, Inc.) (2)
10.4	Employment Agreement dated March 29, 2013, by and between the Registrant and Stephen Saber (2)
10.5	Employment Agreement dated March 29, 2013, by and between the Registrant and Nicholas Saber (2)
10.6	Employment Agreement dated March 29, 2013, by and between the Registrant and John Saber (2)
10.7	Stock Redemption Agreement dated March 29, 2013 by and between the Registrant and Mohamed Ayad (2)
21	Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-174443), as filed with the Securities and Exchange Commission on May 24, 2011.
(2)	Filed and incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-54741), as filed with the Securities and Exchange Commission on March 29, 2013.