Form 10-Q
period 2013-06-30
Pulse Network, Inc.
filed 2013-08-14
CIK 1521013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission File No. 000-54741

THE PULSE NETWORK, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-4798356
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

437 Turnpike Street
Canton, Massachusetts 02021
 (Address of principal executive offices, zip code)

(781) 821-6000
 (Registrant’s telephone number, including area code)

______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):  ☐ Yes  ☒  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes  ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

At August 13, 2013, there were 90,400,000 shares of common stock, par value $0.001 per share; issued and outstanding.

THE PULSE NETWORK, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of The Pulse Network, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the possibility that we will not receive sufficient customers to grow our business, the Company’s need for and ability to obtain additional financing, the exercise of the approximately 90.9% control the Company’s officers and directors hold of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

THE PULSE NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 and MARCH 31, 2013

	June 30,	March 31,
	2013	2013
ASSETS

CURRENT ASSETS:
Cash	$14,232	$31,670
Accounts receivable, net of allowance for doubtful accounts
of $0 at June 30, 2013 and March 31, 2013, respectively	258,187	298,840
Prepaid expenses and deposits	21,038	26,038

Total current assets	293,457	356,548

PROPERTY AND EQUIPMENT, net	158,694	179,525

OTHER ASSETS	27,521	27,823

Total other assets	27,521	27,823

TOTAL ASSETS	$479,672	$563,896

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable - bank	$150,000	$130,000
Accounts payable	426,675	247,756
Accrued compensation	446,641	239,087
Accrued expenses	32,371	62,269
Current portion of long-term debt	116,667	116,667
Current portion of capital lease obligations	18,772	18,337
Current portion of note payable related party	24,997	24,808
Deferred revenue	454,397	823,277
Advances from stockholders	409,850	426,883
Due to affiliates	121,500	91,497
Deferred compensation	57,674	56,958

Total current liabilities	2,259,544	2,237,539

DEFERRED COMPENSATION, net of current portion	852,986	865,354
LONG TERM DEBT, net of current portion	194,444	223,611
CAPITAL LEASE OBLIGATIONS, net of current portion	32,040	37,077
NOTE PAYABLE RELATED PARTY, net of current portion	12,786	19,107

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
Undesignated convertible preferred stock, authorized 25,000,000 shares designated as follows:
Series A convertible preferred stock, $0.001 par value, authorized,
issued and outstanding 1,000 shares	1	1
Series B convertible preferred stock, $0.001 par value, authorized,
issued and outstanding 15,000,000 shares	15,000	15,000
Common stock: $0.001 par value, authorized, 200,000,000 shares;
issued and outstanding, 90,400,000 and 90,000,000 shares, respectively	90,400	90,000
Additional paid-in capital	216,329	136,729
Accumulated deficit	(3,193,858)	(3,060,522)

Total stockholders' deficiency	(2,872,128)	(2,818,792)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$479,672	$563,896

The accompanying notes are an integral part of these consolidated interim financial statements

THE PULSE NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

	2013	2012

NET SALES	934,222	1,045,694

COST OF SALES	228,982	549,483

GROSS PROFIT	705,240	496,211

SELLING EXPENSES	121,186	134,941

GENERAL AND ADMINISTRATIVE EXPENSES	698,101	589,235

NET LOSS FROM OPERATIONS	(114,047)	(227,965)

INTEREST EXPENSE	19,288	2,591

NET LOSS	$(133,335)	$(230,556)

NET LOSS PER COMMON SHARE, basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES USED IN PER SHARE COMPUTATION, basic and diluted	90,114,286	90,000,000

The accompanying notes are an integral part of these consolidated interim financial statements

THE PULSE NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(133,335)	$(230,556)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	20,831	22,500
Changes in operating assets and liabilities:
Accounts receivable	40,653	(224,504)
Prepaid expenses and deposits	5,000	(805)
Due from affiliates	30,003	150,750
Other assets	302	-
Accounts payable	178,919	9,834
Accrued compensation	207,554	-
Accrued expenses	(29,898)	-
Deferred revenue	(368,880)	(171,855)
Deferred compensation	(11,652)	(3,637)

Net cash provided by (used for) operating activities	(60,503)	(448,273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (to) from stockholders	(17,033)	202,323
Proceeds from the issuance of common stock	80,000	-
Proceeds from note payable - bank	20,000	250,000
Repayment of long-term debt	(29,167)	-
Payments of capital lease obligations	(4,603)	(10,614)
Repayment of note payable related party	(6,132)	-

Net cash provided by (used for) financing activities	43,065	441,709

NET INCREASE (DECREASE) IN CASH	(17,438)	(6,564)

CASH:
Beginning of period	31,670	10,727

End of period	$14,232	$4,163

The accompanying notes are an integral part of these consolidated interim financial statements

THE PULSE NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 and 2012

1.	OUTLOOK

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, as of June 30, 2013 the Company has an accumulated deficit of approximately $3,194,000 and has negative working capital of approximately $1,966,000. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

Management has plans to seek additional capital through private placements and public offerings of its common stock. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Concentrations of Sales to Certain Customers – During the three months ended June 30, 2013, the Company had sales to two customers that accounted for approximately 39% of total revenue.

Income Taxes – Income tax for the three months ended June 30, 2013 and March 31, 2013 is zero as a full valuation allowance on the tax benefits arising from the net operating losses was provided.

The Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’ policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any unrecognized tax benefits or accrued interest and penalties during the three months ended June 30, 2013 and does not anticipate having any unrecognized tax benefits over the next twelve months. The Company is subject to audit by the IRS for tax periods commencing January 1, 2009.

3.    PROPERTYAND EQUIPMENT

Property and equipment at June 30, 2013 and March 31, 2013 consists of the following:

	June 30, 2013	March 31, 2013

Computer equipment	$186,941	$186,941
Audio and video equipment	87,761	87,761
Furniture and fixtures	12,478	12,478
Office equipment	51,496	51,496
Event equipment	82,020	82,020
	420,696	420,696
Accumulated depreciation	(262,002)	(241,171)

Property and equipment, net	$158,694	$179,525

4.    RELATED PARTY TRANSACTIONS

Due to stockholders at June 30, 2013 consists of non-interest bearing advances of $357,675 and $52,175 from Stephen Saber and Nicholas C. Saber, respectively, and 354,317 and $72,566 from Stephen Saber and Nicolas C. Saber, respectively at March 31, 2013.  These advances have no set repayment terms.

Note payable related party consists of a loan from John C. Saber, the father of the three majority stockholders.  Under the terms of the loan agreement, dated January 23, 2013, the Company borrowed $50,000 repayable in twenty-four monthly principal and interest installments of $2,150.  The note bears interest at 3.042% per annum and matures in January 2015.

Due to affiliates consist of $81,500 and $66,340 at June 30, 2013 and March 31, 2013, respectively, due to Saber Realty for advances with no stated repayment terms, and $40,000 and $25,000 at June 30, 2013 and March 31, 2013, respectively, due from a partnership in which the stockholders of the Company have a controlling interest.  This amount represents a non-interest bearing loan from the partnership to the Company with no stated repayment terms.

The Company leases its office space under a non-cancelable lease agreement with a related party which expires August 1, 2015.  Future minimum rent payments under this agreement are $72,369 for each of the years ending March 31, 2013, 2014 and 2015 and $24,123 for the year ending March 31, 2016.  Total rent expense, including common area, maintenance, taxes, insurance and utilities, was $27,090 and $29,328 for the three months ended June 30, 2013 and 2012, respectively.

5.	DEFERRED COMPENSATION

In September 2004 the Company entered into a deferred compensation arrangement with a former stockholder.  Under the terms of the arrangement, beginning in January 2005, the former stockholder receives semi-monthly payments of $4,167 through December 2024.  The amount included on the Company’s balance sheets at June 30, 2013 and March 31, 2013 represents the net present value of the remaining payments calculated using a discount rate of 5%.  The amount of deferred compensation expected to be paid within twelve months of the balance sheet date is classified as a current liability with the remainder classified as non-current.  Future maturities of this obligation are as follows:

Twelve month periods ending June 30:
2014	57,674
2015	59,875
2016	62,942
2017	66,166
2018	69,554
Thereafter	594,449
Total	$910,660

6.    NOTE PAYABLE - BANK

Note payable – bank consists of a revolving line of credit with Boston Private Bank & Trust Company.  Under the terms of the agreement the Company may borrow up to $150,000 and interest accrues at 4.5% of the outstanding balance.

7.    LONG-TERM DEBT

Long-term debt consists of a term note with Boston Private Bank & Trust.  The note bears interest at 5% per annum and requires monthly payments of $9,722 plus accrued interest.  The note is secured by substantially all assets of the Company.  The note matures on February 8, 2016.  Future minimum annual payments under the note are $116,667, $116,667 and $77,777, respectively for the twelve month periods ending June 30, 2014; 2015 and 2016.

8.    CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under capital leases expiring in various years through 2018.  The net book value of assets held under capital leases at June 30, 2013 and March 31, 2013 is $52,777 and $56,791, respectively.  The annual repayments of capital lease obligations at June 30, 2013 are as follows:

2014	24,152
2015	20,520
2016	9,950
2017	5,696
Total minimum lease payments	60,318
Less amount representing interest	9,506
Present value of minimum lease payments	50,812
Present value of minimum lease payments due within one year	18,772
Present value of net minimum lease payments due beyond on year	$32,040

9.    STOCKHOLDERS’ EQUITY

On June 5, 2013 Company issued 400,000 shares of its common stock in a private placement in exchange for cash proceeds of $80,000.

10.  SUBSEQUENT EVENTS

Management of the Company has evaluated subsequent events through the date these financial statements were issued and determined there are no other subsequent events that require disclosure.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the consolidated financial statements of The Pulse Network, Inc., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2013 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K (File No. 000-54741), as filed with the SEC on July 1, 2013.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

This Quarterly Report on Form 10-Q of The Pulse Network, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,”.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.

Results of operations for three months ended June 30, 2013 compared to three months ended June 30, 2012.

Revenues and Cost of Revenues

During the three months ended June 30, 2013 and 2012 the Company generated revenues from 3 primary business segments:

•	Revenues earned from usage of the Pulse Network Platform for management and support of client events or conferences.

•	Revenues paid by sponsors and attendees for conferences hosted by the Company.

•	Revenues earned by providing ongoing development and support for client content and digital marketing programs.

Total revenues for the three months ended June 30, 2013 decreased by 10.7% to $934,222 from $1,045,694 in the three months ended June 30, 2012.

The decrease for the three months ended June 30, 2013 is mainly attributable to the discontinuation of one client and their events and the company rescheduling one of its hosted events to the following period.

The company did show a 33.5% growth with the digital marketing programs.

Cost of revenues for the three months ended June 30, 2013 decreased by 58.3% to $228,982 from $549,483 in the three months ended June 30, 2012.  The decrease for the three months ended June 30, 2013 is mainly attributable to the reduced cost in running our own hosted conferences.

Selling and Marketing

Selling and marketing expenses for the three months ended June 30, 2013 decreased by 10.2% to $121,186 from $134,941 for the three months ended June 30, 2012. The decrease in selling and marketing expenses is attributable to a decrease in meals & entertainment provided.

General and Administrative

General and administrative expenses for the three months ended June 30, 2013 increased by 18.5% to $698,101 from $589,235 for the three months ended June 30, 2012. The increase in general and administrative expenses is mainly attributable to an increase in legal & accounting fees, advertising expenses, IT payroll, and employee benefits.

General and administrative expenses also includes $20,831 of property, plant and equipment depreciation for the three months ended June 30, 2013 compared to $22,499 for the three months ended June 30  2012.

Net Loss Attributable to the Company

The net loss attributable to the Company for the three months ended June 30, 2013 decreased 42.2% to ($133,335) compared to ($230,556) for three months ended June 30, 2012. The net loss decrease for the three months ended June 30, 2013 and June 30, 2012 was mainly attributable to running a more cost efficient hosted event.

Liquidity and Capital Resources

As of June 30, 2013 the Company’s total current assets were $293,457 and our total current liabilities were $2,259,544. On June 30, 2013, we had an accumulated deficit of $3,193,858. For the three months ended June 30, 2013 the Company financed its business with net revenues generated by its business and $100,000 in short term loans and proceeds from common stock.  As a result, the Company had negative working capital of $1,966,087 on June 30, 2013 compared with negative working capital of $1,888,991 on June 30, 2012.

Operating activities used cash of $60,503 in the three months ended June 30, 2013 compared to $448,273 for the three months ended June 30, 2012. There were no cash investing activities in the three months ended June 30, 2013 or 2012.

2013 financing activities primarily consist of proceeds totaling $80,000 from the issuance of common stock in a private placement less repayment of bank and stockholder borrowings. 2012 financing activities include $202,323 of primary shareholder advances and a $250,000 secured bank line. The shareholder advances are unsecured, bear no interest and are to be repaid out of Company cash flow. The bank line is secured by a first charge over the Company’s assets and guaranteed by the Company’s shareholders, bears interest at 4.5% and matures within 12 months from the date of the advance.

Off-Balance Sheet Arrangements

As of June 30, 2013, the Company had no off balance sheet arrangements that have had or that would be expected to be reasonably likely to have a future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

None through date of this filing.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Basis of Presentation - Unaudited Interim Financial Information - The Company prepares its unaudited interim consolidated financial statements and related notes in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulations S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended March 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on July 1, 2013.

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

Concentrations of Sales to Certain Customers – During the three months ended June 30, 2013, the Company had sales to two customers that accounted for approximately 39% of total revenue.

Income Taxes – Income tax for the three months ended June 30, 2013 and March 31, 2013 is zero as a full valuation allowance on the tax benefits arising from the net operating losses was provided.

The Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’ policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any unrecognized tax benefits or accrued interest and penalties during the three months ended June 30, 2013 and does not anticipate having any unrecognized tax benefits over the next twelve months. The Company is subject to audit by the IRS for tax periods commencing January 1, 2009.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements - Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2013.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

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
_________________
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

THE PULSE NETWORK, INC.
(Name of Registrant)

Date: August 14, 2013	By:	/s/ Stephen Saber
	Name:	Stephen Saber
	Title:	Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)