Form 10-K/A
period 2013-03-31
Pulse Network, Inc.
filed 2013-11-04
CIK 1521013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1
TO
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

Commission File No. 000-54741

THE PULSE NETWORK, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-4798356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The Pulse Network was established in June 1994 and currently operat es from offices located at 437 Turnpike Street, Canton, Massachusetts 02021. The Pulse Network’s website is www.thepulsenetwork.com.

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

Based on our experience, we believe that increasingly, the most engaging and effective content for creating business communities and driving engagement is socially enabled video content, as those attending virtual events may take some action, including visiting a vendor’s site. Yet, professional, web-ready video content has traditionally been the most expensive media to produce at the rate necessary to drive engagement.

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

Pulse Networking Events and Conferences

The Pulse Network   produces engaging events and conferences around three areas: business technology for mid-sized enterprises and organizations, executive-level summits in high-growth industries, and the company’s flagship event for marketers and media professionals – the Inbound Marketing Summit, which attracted more than 1,000 attendees to Boston.

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

Formed in December 2008 , the Pulse Network provides event technologies, registration and lead generation services to businesses, event organizers and associations of all sizes. These solutions include web services and lead management programs to help clients engage with their community across all channels – online, mobile or face to face.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

Pursuant to a Stock Redemption Agreement dated March 29, 2013, the Company redeemed from Mr. Mohamad Ayad, who served as President and Chief Executive Officer, Secretary, Treasurer and Director from March 9, 2011 until March 29, 2013, 75,000,000 shares of common stock of the Company for an aggregate redemption price of $7.50 and a mutual release of claims with the Company, the effect of which is that Mr. Ayad no longer holds any shares of common stock or any other securities of the Company immediately following the redemption. Neither the Company nor Mr. Ayad had any known claims against the other and released each other from any claims in order to mitigate the likelihood of claims being made in the future by any of the parties against the other.

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

During 2013 the Company had sales to one customer that accounted for approximately 13% of total revenue during 2013. Accounts receivable from three customers accounted for approximately 45% of total accounts receivable at March 31, 2013. Should this single customer decrease its orders or cease to use our services, our revenues and results of operations will be negatively affected.

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

We require approximately $1,000,000 in funding to conduct our operations for one year, and we currently have no plan as to who we will raise those funds. Our ability to generate future operating revenues depends in part on whether we can obtain the financing necessary to implement our business plan. We will likely require additional financing through the issuance of debt and/or equity in order to establish profitable operations, and such financing may not be forthcoming. We may not be able to acquire additional financing through credit markets or equity markets. Even if additional financing is available, it may not be available on terms favorable to us. At this time, we have not identified or secured sources of additional financing. Our failure to secure additional financing when it becomes required will have an adverse effect on our ability to remain in business.

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

/s/ Stowe & Degon LLC

Westborough, Massachusetts
June 26, 2013

THE PULSE NETWOR K, INC.
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

See notes to financial statements.

THE PULSE NE TWOR K, INC.
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
FOR TH E YEAR ENDED MARCH 31, 2013 AND 2012

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

Use of Estimates - The preparation of f inancial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

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

Revenue Recognition - The Company’s revenue consists principally of event platform revenue derived from management of customer events and recognized at the conclusion of the event ; event sponsor revenue derived from sponsors of events hosted by the Company and recognized at the conclusion of the event; and content marketing platform and other revenue are derived from providing ongoing solutions related to customer website content and are recognized as services are provided over the life of the contract.

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

3.	PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2013 and 2012 consists of the following:

	2013	2012

Computer equipment	$186,941	$224,347
Audio and video equipment	87,761	87,761
Furniture and fixtures	12,478	12,478
Office equipment	51,496	27,153
Event equipment	82,020	82,020
	420,696	433,759
Accumulated depreciation	(241,171)	(202,452)

Property and equipment, net	$179,525	$231,307

4.	RELATED PARTY TRANSACTIONS

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

The balance on the line of credit with Boston Private Bank was $130,000 on 3/31/13, at an interest rate at 4.5% and matures on 6/30/14. $340,278 was the 3/31/13 balance on the three year loan from Boston Private Bank at an interest rate of 5% and matures on 2/18/16.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2013   to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed by Stephen Saber, our Chief Executive Officer, who is our principal executive officer, and also our principal accounting officer and principal financial officer, Mr. Saber concluded that, during the period covered by this report, our internal control over financial reporting was not effective.

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

The individual employment agreements, dated March 29, 2013, provide for an initial annual base salary, commencing April 1, 2013, of $350,000 for Stephen Saber, $275,000 for Nicholas Saber and $225,000 John Saber. Each salary will increase by 7% on April 1 of each year, beginning in 2014, based on the salary due in the year prior to each such 7% increase. The agreements also provide for (i) a bonus of cash compensation equal to 1.5% of all monthly net revenues of the Company and The Pulse Network, (ii) the Company to pay for executive’s costs related to executive’s reasonable monthly cell phone and other mobile Internet costs, home office Internet costs, (iii) the Company to pay for executive’s car and commuting costs, not to exceed $1,100 per month, and golf club membership costs at a cost of approximately $500 per month , payable not later than 10 days after the end of each month, and (iv) a severance payment for each executive equal to his then current annual base salary rate upon the termination of the executive’s employment by the Company without cause or by the executive for good reason or in the event of a change in control. The employment agreements also entitle the executives to participate in our employee benefit programs and provide for other customary benefits. In addition, each employment agreement provides compensation pursuant periodic grants of stock options thereafter as recommended by our board of directors (no options have been granted to any executive as of the date of this Form 10-K). Finally, the employment agreements prohibit the executives from engaging in certain activities which compete with the Company, seek to recruit its employees or disclose any of its trade secrets or otherwise confidential information.

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
_______________
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

The Company financed its business with net revenues generated by its business and in short term loans from primary shareholders and third parties. The referenced loans are oral contracts and material terms regarding such loans are as follows:

Loan Dollar Amount	Lender	Date of Transaction	Interest Rate

$43,915	John C Saber	1/23/13	3.042%

$354,317	Stephen Saber	3/31/13	0.0%

$72,566	Nicholas Saber	3/31/13	0.0%

$25,000	CrossTech Partners	1/1-3/31/13	0.0%

$66,340	Saber Realty	3/31/13	0.0%

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
____________
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

THE PULSE NETWORK, INC.
(Name of Registrant)

Date: November 4 , 2013	By:	/s/ Stephen Saber
	Name:	Stephen Saber
	Title:	Chief Executive officer (principal executive officer, principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 4, 2013	By:	/s/ Stephen Saber
	Name:	Stephen Saber
	Title:	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer, principal financial officer and principal accounting officer)

Date: November 4, 2013	By:	/s/ Nicholas Saber
	Name:	Nicholas Saber
	Title:	President, Secretary, Treasurer and Director

Date: November 4, 2013	By:	/s/ John Saber
	Name:	John Saber
	Title:	Chief Information Officer and Director (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description

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
____________
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