Form 10-Q
period 2013-09-30
Pulse Network, Inc.
filed 2013-11-14
CIK 1521013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-54741

THE PULSE NETWORK, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-4798356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

437 Turnpike Street Canton, MA 02021
(Address of principal executive offices) (Zip Code)

(781) 821-6600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at November 12, 2013 was 90,700,000 shares.

THE PULSE NETWORK, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of The Pulse Network, Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the possibility that we will not receive sufficient customers to grow our business, the Company’s need for and ability to obtain additional financing, the exercise of the approximately 90.9% control the Company’s officers and directors hold of the Company’s voting securities, the inability for a substantive secondary market in the Company’s securities to develop, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE PULSE NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 and MARCH 31, 2013 (UNAUDITED)

	September 30,	March 31,
	2013	2013
ASSETS

CURRENT ASSETS:
Cash	$266,008	$31,670
Accounts receivable	232,392	298,840
Prepaid expenses and deposits	31,557	65,711

Total current assets	529,957	396,221

PROPERTY AND EQUIPMENT, net	149,420	179,525

OTHER ASSETS	27,521	27,823

TOTAL ASSETS	$706,898	$603,569

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note Payable - bank	$100,000	$130,000
Note Payable - other	50,000	50,000
Note Payable - stockholders	103,789	-
Accounts payable	388,312	247,756
Accrued compensation	726,897	239,087
Accrued expenses	28,581	62,269
Current portion of long-term debt	116,667	116,667
Current portion of capital lease obligations	20,949	18,337
Current portion of note payable related party	25,188	24,808
Deferred revenue	827,611	812,950
Advances from stockholders	346,850	426,883
Due to affiliates	116,500	91,497
Deferred compensation	58,399	56,958

Total current liabilities	2,909,743	2,277,212

DEFERRED COMPENSATION, net of current portion	838,112	865,354
LONG TERM DEBT, net of current portion	165,277	223,611
CAPITAL LEASE OBLIGATIONS, net of current portion	29,480	37,077
NOTE PAYABLE RELATED PARTY, net of current portion	6,417	19,107

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
Undesignated convertible preferred stock, authorized 25,000,000 shares designated as follows:
Series A convertible preferred stock, $0.001 par value, authorized,
issued and outstanding 1,000	1	1
Series B convertible preferred stock, $0.001 par value, authorized,
issued and outstanding 15,000,000	15,000	15,000
Common stock: $0.001 par value, authorized, 200,000,000 shares;
issued and outstanding, 90,700,000 and 90,000,000 shares, respectively	90,700	90,000
Additional paid-in capital	335,543	136,729
Accumulated deficit	(3,683,375)	(3,060,522)

Total stockholders' deficiency	(3,242,131)	(2,818,792)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$706,898	$603,569

The accompanying notes are an integral part of these consolidated interim financial statements

THE PULSE NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

NET SALES	$624,917	$650,457	$1,559,139	$1,696,150

COST OF SALES	195,766	228,723	424,748	782,363

GROSS PROFIT	429,151	421,734	1,134,391	913,787

SELLING EXPENSES	181,148	109,786	302,334	244,726
GENERAL AND ADMINISTRATIVE EXPENSES	705,250	593,616	1,403,351	1,178,694

NET LOSS FROM OPERATIONS	(457,247)	(281,668)	(571,294)	(509,633)
				0
INTEREST EXPENSE	32,271	2,875	51,559	5,466

NET LOSS	$(489,518)	$(284,543)	$(622,853)	$(515,099)

NET LOSS PER COMMON SHARE, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES USED IN PER SHARE
COMPUTATION, basic and diluted	90,436,667	90,000,000	90,276,111	90,000,000

The accompanying notes are an integral part of these consolidated interim financial statements

THE PULSE NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(622,853)	$(515,099)
Adjustments to reconcile net loss to net cash provided (used for)
by operating activities:
Stock-based compensation	59,514	-
Depreciation	38,394	22,906
Changes in operating assets and liabilities:
Accounts receivable	66,448	48,240
Prepaid expenses and deposits	34,154	(105,284)
Other assets	302	-
Accounts payable	140,556	(33,026)
Accrued compensation	487,810	-
Accrued expenses	(33,688)	-
Deferred revenue	14,661	261,406
Due to affiliates	25,003	(87,633)
Deferred compensation	(25,801)	725

Net cash provided by (used for) operating activities	184,500	(407,765)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(4,596)	-

Net cash used for investing activities	(4,596)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	140,000	-
Net Proceeds from note payable - bank	(30,000)	250,000
Proceeds from note payable - other	-	50,000
Proceeds from note payable - stockholders	103,789	-
Net Advances (to) from stockholders	(80,033)	113,297
Repayment of long-term debt	(58,334)	-
Payments of capital lease obligations	(8,678)	13,729
Repayment of note payable related party	(12,310)	-

Net cash provided by financing activities	54,434	427,026

NET INCREASE IN CASH	234,338	19,261

CASH:
Beginning of period	31,670	10,727

End of period	$266,008	$29,988
Supplemental Cash Flows Disclosure
Property and equipment acquired through capital lease	$4,693	$-

The accompanying notes are an integral part of these consolidated interim financial statements

THE PULSE NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 and 2012

1.	OUTLOOK

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, as of September 30, 2013 the Company has an accumulated deficit of approximately $3,690,000 and has negative working capital of approximately $2,380,000. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Impairment of Long-Lived Assets – Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. The impairment of long-lived assets requires judgments and estimates. If circumstances change, such estimates could also change.

Concentrations of Sales to Certain Customers – During the three month period ended September 30, 2013, the Company had sales to three customers A, B and C that accounted for approximately 41% of total revenue.  During the six month period ended September 30, 2013, the Company had sales to three customers A, C and D that accounted for approximately 44% of total revenue.

Income Taxes – Income tax expense for the three and six month periods ended September 30, 2013 is zero as a full valuation allowance on the tax benefits arising from the net operating losses was provided.

The Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’ policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any unrecognized tax benefits or accrued interest and penalties during the three and six month periods ending September 30, 2013 and does not anticipate having any unrecognized tax benefits over the next twelve months. The Company is subject to audit by the IRS for tax periods commencing January 1, 2009.

Stock Based Compensation - The Company follows the authoritative guidance for accounting for stock-based compensation. This guidance requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and stock, be recognized in the financial statements based upon their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company also follows the guidance for equity instruments issued to consultants.

3.	PROPERTY AND EQUIPMENT Property and equipment at September 30, 2013 and March 31, 2013 consists of the following:

	September 30, 2013	March 31, 2013
Computer equipment	$191,537	$186,941
Audio and video equipment	87,761	87,761
Furniture and fixtures	12,478	12,478
Office equipment	55,189	51,496
Event equipment	82,020	82,020
	428,985	420,696
Accumulated depreciation	(279,565)	(241,171)

Property and equipment, net	$149,420	$179,525

4.
RELATED PARTY TRANSACTIONS

Advances from stockholders consists of non-interest bearing advances of $309,675 and $37,175 from Stephen J. Saber, and Nicholas C. Saber, respectively at September 30, 2013 and $354,317 and $72,566 from Stephen and Nicholas, respectively at March 31, 2013, with no set repayment terms.

Note payable related party consists of a loan from John C. Saber, the father of the three majority stockholders.  Under the terms of the loan agreement, dated January 23, 2013, the Company borrowed $50,000 repayable in twenty-four monthly principal and interest installments of $2,150.  The note bears interest at 3.042% per annum and matures in January 2015.

Note payable stockholders consists of a note dated September 3, 2013 under the terms of which the Company borrowed $110,100 from Saber Insurance Trust, of which the three majority stockholders are primary beneficiaries.  The loan terms state repayment of the loan is to be made in full by June 1, 2014 including interest at 8.6% per annum.  The Company received net proceeds of $103,000 reflecting a discount in the amount of $7,100 representing the interest to be earned over the term of the note.  The discount is being amortized through a charge to interest expense using the interest method.  As of and for the three and six month periods ended September 30, 2013 $789 of the discount has been amortized through a charge to interest expense.

Due to affiliates at September 30, 2013 and March 31, 2013 consist of $76,500 and $66,340, respectively, due to Saber Realty for advances with no stated repayment terms, and $40,000 and $25,157, respectively, due to a partnership in which the stockholders of the Company have a controlling interest.  This amount represents a non-interest bearing loan from the partnership to the Company with no stated repayment terms.

The Company leases its office space under a non-cancelable lease agreement with a related party which expires August 1, 2015.  Future minimum rent payments under this agreement are $72,369 for the twelve month period ending September 30, 2014, and $66,338 for the twelve month period ending September 30, 2015.  Total rent expense, including common area, maintenance, taxes, insurance and utilities, was $27,090 and $29,328 for the three month period ended September 30, 2013 and 2012 respectively, and $54,180 and $56,531 for the six month period ended September 30, 2013 and 2012, respectively.

5.
DEFERRED COMPENSATION

In September 2004 the Company entered into a deferred compensation arrangement with a former stockholder.  Under the terms of the arrangement, beginning in January 2005, the former stockholder receives semi-monthly payments of $4,167 through December 2024.  The amount included on the Company’s balance sheets at September 30, 2013 and March 31, 2013 represents the net present value of the remaining payments calculated using a discount rate of 5%.  The amount of deferred compensation expected to be paid within twelve months of the balance sheet date is classified as a current liability with the remainder classified as non-current.  Future maturities of this obligation are as follows:

12 month periods ending September 30:

2014	$58,399
2015	61,389
2016	64,534
2017	67,839
2018	71,313
Thereafter	$73,037

Total	$896,511

6.
NOTE PAYABLE - BANK

Note payable – bank consists of a revolving line of credit with Boston Private Bank & Trust Company.  Under the terms of the agreement the Company may borrow up to $150,000 and interest accrues at 4.5% of the outstanding balance.

7.
NOTE PAYABLE – OTHER

The company received a $50,000 loan on July 26, 2012 in financing related to an exchange agreement which was terminated.  The interest rate is 12% per annum.  The entire balance of the note and accrued interest is past due as of September 30, 2013.

8.
LONG-TERM DEBT

Long-term debt consists of a term note with Boston Private Bank & Trust Company. The note bears interest at 5% per annum and requires monthly payments of $9,722 plus accrued interest.  The note is secured by substantially all assets of the Company.  The note matures on February 8, 2016.

9.
CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under capital leases expiring in various years through 2018. The net book value of assets held under capital leases at September 30, 2013 and March 31, 2013 is $50,429 and $55,414, respectively. The annual repayments of capital lease obligations at September 30, 2013 are as follows:

2014	$12,892
2015	23,968
2016	14,250
2017	6,894
2018	1,036
Total minimum lease payments	59,040
Less amount representing interest	8,611
Present value of minimum lease payments	50,429
Present value of minimum lease payments due within one year	20,949
Present value of net minimum lease payments due beyond on year	$29,480

10.
STOCKHOLDERS’ EQUITY

On June 5, 2013 the Company issued 400,000 shares of its common stock in a private placement in exchange for cash proceeds of $80,000.   On August 5, 2013, in connection with the exchange, the Company issued Common Stock Warrants for purchase at an exercise price of $.30.  The Warrants vest immediately and have a three year term, expiring on August 5, 2016.  The relative fair value of the Warrants is $119,000.

On August 19, 2013 the Company issued 300,000 shares of its common stock in a private placement in exchange for cash proceeds of $60,000.  On August 19, 2013, in connection with the exchange, the Company issued Common Stock Warrants for purchase at an exercise price of $.30.  The Warrants vests immediately and have a three year term, expiring on August 19, 2016.  The relative fair value of the Warrants is $84,248.

11.
STOCK-BASED COMPENSATION

On August 12, 2013 the Company granted options to purchase 4,135,000 shares of its common stock to its employees.  These options have a 10-year term and were granted with an exercise price of $0.17.  3,265,000 shares vest one year from April 3, 2013, with the remaining vesting one year from the grant dates of July 3, 2013 and August 12, 2013. As of September 30, 2013, zero options had vested. All vested options are exercisable, in full or in part, at any time after vesting, until three months post termination of employment.

The Company recorded the stock-based compensation expense attributable to options of $0 and $59,194 during the three and six months ended September 30, 2013, respectively.  As of September 30, 2013, there was no unrecognized compensation cost related to non-vested stock options.

Summary of Options Activity

	Stock Options
	Options	Weighted Average Exercise Price
Outstanding, June 30, 2013	-	$-
Granted	4,135,000	$0.17
Exercised	-	$-
Forfeited or expired	(10,000)	$0.17
Outstanding, September 30, 2013	4,125,000	$0.17

12.
SUBSEQUENT EVENTS

Management of the Company has evaluated subsequent events through the date these financial statements were issued and determined there are no subsequent events that require disclosure.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with (i) the consolidated financial statements of The Pulse Network, Inc., a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2013 audited financial statements and related notes included in the Company’s most recent Amendment No. 1 to Annual Report on Form 10-K (File No. 000-54741), as filed with the SEC on November 4, 2013.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

Results of operations for three months ended September 30, 2013 compared to three months ended September 30, 2012.

Net Sales and Cost of Sales

During the three months ended September 30, 2013 and 2012 the Company generated revenues from 3 primary business segments, being:

●    Sales from usage of the Pulse Network Platform for management and support of client events or conferences.

●    Sales to sponsors and attendees for conferences hosted by the Company.

●    Sales from providing ongoing development and support for client content and digital marketing programs.

Three Months Ended September 30, 2013 and 2012

Total net sales for the three months ended September 30, 2013 decreased by 3.9% to $624,917 from $650,457 in the three months ended September 30, 2012.

The decrease for the three months ended September 30, 2013 is mainly attributable to a certain client’s event in 2012 that only occurs every four years.

The Company showed a 106% growth with the digital marketing programs during the three months ended September 30, 2013 compared to the same period in the prior year.

Cost of sales for the three months ended September 30, 2013 decreased by 14.4% to $195,766 from $228,723 in the three months ended September 30, 2012.  The decrease for the three months ended September 30, 2013 is mainly attributable to the reduced cost in management and support of client events and conferences.

Cost of sales also includes $6,829 of recognized stock-based compensation expenses for the three months ended September 30, 2013 compared to $0 for the three months ended September 30, 2012.

Six Months Ended September 30, 2013 and 2012

Total net sales for the six months ended September 30, 2013 decreased by 8.1% to $1,559,139 from $1,696,150 in the six months ended September 30, 2012.

The decrease for the six months ended September 30, 2013 is mainly attributable to the discontinuation of one client and their events.

The company showed a 62.6% growth with the digital marketing programs.

Cost of sales for the six months ended September 30, 2013 decreased by 45.7 % to $424,748 from $782,363 in the six months ended September 30, 2012.  The decrease for the six months ended September 30, 2013 is mainly attributable to the reduced cost in running our own hosted events and in reduced cost in management and support of client events.

Cost of sales also includes $6,829 of recognized stock-based compensation expenses for the six months ended September 30, 2013 compared to $0 for the six months ended September 30, 2012.

For the six months ended September 30, 2013 gross profit increased 24.1% to $1,134,391 from $913,787 for the six months ended September 30, 2012.

Selling

Three Months Ended September 30, 2013 and 2012

Selling expenses for the three months ended September 30, 2013 increased by 65% to $181,148 from $109,786 for the three months ended Sep 30, 2012. The increase in selling and marketing expenses is attributable to additional sales employees, recognized stock-based compensation expenses, and increase in meals and entertainment expenses.

Selling expenses also includes $31,058 of recognized stock-based compensation expenses for the three months ended September 30, 2013 compared to $0 for the three months ended September 30, 2012.

Six Months Ended September 30, 2013 and 2012

Selling expenses for the six months ended September 30, 2013 increased by 23.5 % to $302,334 from $244,726 for the six months ended September 30, 2012.  The increase in selling and marketing expenses is attributable to additional sales employees, recognized stock-based compensation expenses, and increase in meals and entertainment expenses.

Selling expenses also includes $31,058 of recognized stock-based compensation expenses for the six months ended September 30, 2013 compared to $0 for the six months ended September 30, 2012.

General and Administrative

Three Months Ended September 30, 2013 and 2012

General and administrative expenses for the three months ended September 30, 2013 increased by 18.8% to $705,250 from $593,616 for the three months ended September 30, 2012. The increase is mainly attributable to an increase in consulting fees, advertising expenses, and IT payroll.

General and administrative expenses also includes $17,563 of property, plant and equipment depreciation for the three months ended September 30, 2013 compared to $22,906 for the three months ended September 30 2012.

General and administrative expenses also includes $21,627 of stock-based compensation expenses for the three months ended September 30, 2013 compared to $0 for the three months ended September 30  2012.

Six Months Ended September 30, 2013 and 2012

General and administrative expenses for the six months ended September 30, 2013 increased by 19.1% to $1,403,351 from $1,178,684 for the six months ended September 30, 2012. The increase is mainly attributable to an increase in legal and accounting fees, consulting fees, advertising expenses, IT payroll, and employee benefits.

General and administrative expenses also includes $38,394 of property, plant and equipment depreciation for the six months ended September 30, 2013 compared to $22,906 for the six months ended September 30, 2012.

General and administrative expenses also includes $21,627 of stock-based compensation expenses for the six months ended September 30, 2013 compared to $0 for the six months ended September 30  2012.

Net Loss Attributable to the Company

Three Months Ended September 30, 2013 and 2012

The net loss attributable to the Company for the three months ended September 30, 2013 increased 72.0% to ($489,518) compared to ($284,543) for three months ended September 30, 2012. The net loss increase for the three months ended September 30, 2013 and September 30, 2012 was mainly attributable to the increase in officers' compensation.

Six Months Ended September 30, 2013 and 2012

The net loss attributable to the Company for the six months ended September 30, 2013 increased 20.9% to ($622,853) compared to ($515,099) for six months ended September 30, 2012. The net loss increase for the six months ended September 30, 2013 and September 30, 2012 was mainly attributable to the increase in officers' compensation.

Liquidity and Capital Resources

As of September 30, 2013 the Company’s total current assets were $529,957 and our total current liabilities were $2,909,743. On September 30, 2013, we had an accumulated deficit of $3,683,375. For the three months ended September 30, 2013 the Company financed its business with net cash flows generated by its operating activities, $60,000 in proceeds from common stock, and $103,789 related party loan from the stockholders. As a result, the Company had negative working capital of $2,379,786 on September 30, 2013 compared with negative working capital of $1,880,991 at March 31, 2013.

Cash and cash equivalents on September 30, 2013 were $266,008, an increase of $234,338 from March 31, 2013.

Operating activities provided cash of $184,500 in the six months ended September 30, 2013 compared to using cash of $407,765 for the six months ended September 30, 2012. The company investing activities in the six months ended September, 2013 totaled $4,596 which included the purchase of a video editing station. There were no investing activities in the comparable period ended September 30, 2012.

Financing activities provided cash of $54,434 in the six months ended September 30, 2013, compared to providing cash of $427,026 in the six months ended September 30, 2012.

2013 financing activities primarily consist of proceeds totaling $140,000 from the issuance of common stock in a private placement, $103,789 in an interest bearing related party loan, less repayment of bank debt, stockholders borrowings and capital lease obligations.

2012 financing activities included $113,297 of primary shareholder advances, $50,000 in an interest bearing loan, and a $250,000 secured bank line, less repayment of capital lease obligations.

Off-Balance Sheet Arrangements

As of September 30, 2013, the Company had no off balance sheet arrangements that have had or that would be expected to be reasonably likely to have a future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

None through the date of this filing.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Basis of Presentation - Unaudited Interim Financial Information - The Company prepares its unaudited interim consolidated financial statements and related notes in accordance with US GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended March 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on July 1, 2013.

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

Concentrations of Sales to Certain Customers – During the three month period ended September 30, 2013, the Company had sales to three customers A, B and C that accounted for approximately 41% of total revenue.  During the six month period ended September 30, 2013, the Company had sales to three customers A, C and D that accounted for approximately 44% of total revenue.

Income Taxes – Income tax expense for the three and six month periods ended September 30, 2013 is zero as a full valuation allowance on the tax benefits arising from the net operating losses was provided.

The Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’ policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any unrecognized tax benefits or accrued interest and penalties during the three and six month periods ending September 30, 2013 and does not anticipate having any unrecognized tax benefits over the next twelve months. The Company is subject to audit by the IRS for tax periods commencing January 1, 2009.

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

Item 4.   Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2013.

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

Item 1A.  Risk Factors.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

None.

Item 5.   Other Information

None.

Item 6.   Exhibits.

(a)  Exhibits required by Item 601 of Regulation SK:

Exhibit	Description

2.1
Share Exchange Agreement, dated March 29, 2013, by and among the Registrant, The Pulse Network, Inc., a Massachusetts corporation, and the holders of common stock of The Pulse Network, a Massachusetts corporation. (2)

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

The Pulse Network, Inc.

Date: November 14, 2013	By:	/s/ Stephen Saber
Stephen Saber
Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

19

EXHIBIT INDEX

Exhibit	Description

2.1
Share Exchange Agreement, dated March 29, 2013, by and among the Registrant, The Pulse Network, Inc., a Massachusetts corporation, and the holders of common stock of The Pulse Network, a Massachusetts corporation. (2)

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