Form 10-K/A
period 2013-03-31
Pulse Network, Inc.
filed 2014-01-13
CIK 1521013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 2
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

Formed in December 2008, the Pulse Network provides event technologies, registration and lead generation services to businesses, event organizers and associations of all sizes. These solutions include web services and lead management programs to help clients engage with their community across all channels – online, mobile or face to face.

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

The Company currently operates on a month-to-month cash management basis. Based on current contracts and expected revenues from re-occurring commitments management expects to be able to maintain a reasonable staffing level to sustain the business. If the company were unable to either a) maintain its current client contracts or b) achieve the expected re-occurring revenue, the company would not have sufficient capital to maintain operation beyond 6 months.

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

Prior to our reverse acquisition of The Pulse Network, Inc., a Massachusetts corporation, on March 29, 2013, we were a “shell company” within the meaning of Rule 405, promulgated pursuant to Securities Act, because we had nominal assets and nominal operations.  Accordingly, until March 29, 2014, which is one year after the date of the reverse acquisition, the holders of securities purchased in private offerings of our securities we make to investors will not be able to rely on the safe harbor from being deemed an underwriter under SEC Rule 144 in order to resell their securities (assuming (i) we have not been a shell company at any time in the prior 12 months on March 29, 2014, (ii) we have filed all Exchange Act reports required for at least 12 consecutive months, and (iii) one year has elapsed from the time that we file current Form 10-type of information on Form 8-K or other report changing our status from a shell company to an entity that is not a shell company).  This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013. To ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The individual employment agreements, dated March 29, 2013, provide for an initial annual base salary, commencing April 1, 2013, of $350,000 for Stephen Saber, $275,000 for Nicholas Saber and $225,000 John Saber. Each salary will increase by 7% on April 1 of each year, beginning in 2014, based on the salary due in the year prior to each such 7% increase. The agreements also provide for (i) a bonus of cash compensation equal to 1.5% of all monthly net revenues of the Company and The Pulse Network, (ii) the Company to pay for executive’s costs related to executive’s reasonable monthly cell phone and other mobile Internet costs, home office Internet costs, (iii) the Company to pay for executive’s car and commuting costs, not to exceed $1,100 per month, and golf club membership costs at a cost of approximately $500 per month, payable not later than 10 days after the end of each month, and (iv) a severance payment for each executive equal to his then current annual base salary rate upon the termination of the executive’s employment by the Company without cause or by the executive for good reason or in the event of a change in control. The employment agreements also entitle the executives to participate in our employee benefit programs and provide for other customary benefits. In addition, each employment agreement provides compensation pursuant periodic grants of stock options thereafter as recommended by our board of directors (no options have been granted to any executive as of the date of this Form 10-K). Finally, the employment agreements prohibit the executives from engaging in certain activities which compete with the Company, seek to recruit its employees or disclose any of its trade secrets or otherwise confidential information.

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

THE PULSE NETWORK, INC.
(Name of Registrant)

Date: January 13, 2014	By:	/s/ Stephen Saber
	Name:	Stephen Saber
	Title:	Chief Executive officer (principal executive officer, principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 13, 2014	By:	/s/ Stephen Saber
	Name:	Stephen Saber
	Title:	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer, principal financial officer and principal accounting officer)

Date: January 13, 2014	By:	/s/ Nicholas Saber
	Name:	Nicholas Saber
	Title:	President, Secretary, Treasurer and Director

Date: January 13, 2014	By:	/s/ John Saber
	Name:	John Saber
	Title:	Chief Information Officer and Director (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description

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