Form 10-K/A
period 2013-03-31
Pulse Network, Inc.
filed 2014-02-04
CIK 1521013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 3
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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed by Stephen Saber, our Chief Executive Officer, who is our principal executive officer, and also our principal accounting officer and principal financial officer, Mr. Saber concluded that,  as of March 31, 2013  our internal control over financial reporting was not effective.

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

THE PULSE NETWORK, INC.
(Name of Registrant)

Date: February 4, 2014	By:	/s/ Stephen Saber
	Name:	Stephen Saber
	Title:	Chief Executive officer (principal executive officer, principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 4, 2014	By:	/s/ Stephen Saber
	Name:	Stephen Saber
	Title:	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer, principal financial officer and principal accounting officer)

Date: February 4, 2014	By:	/s/ Nicholas Saber
	Name:	Nicholas Saber
	Title:	President, Secretary, Treasurer and Director

Date: February 4, 2014	By:	/s/ John Saber
	Name:	John Saber
	Title:	Chief Information Officer and Director (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description

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