Form 10-Q
period 2013-12-31
Pulse Network, Inc.
filed 2014-02-13
CIK 1521013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at February 12, 2014 was 90,700,000 shares.

THE PULSE NETWORK, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2013

Index

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4

	Consolidated Balance Sheet as of December 31, 2013 and March 31, 2013	4

	Consolidated Statements of Operations for the three and nine months ended December 31, 2013 and 2012	5

	Consolidated Statements of Cash Flows for the nine months ended December 31, 2013 and 2012	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	14

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	13

Item 6.	Exhibits	16

	Signatures	17

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

THE PULSE NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 and MARCH 31, 2013 (UNAUDITED)

	December 31,	March 31,
	2013	2013
ASSETS

CURRENT ASSETS:
Cash	$85,289	$31,670
Accounts receivable	266,731	298,840
Prepaid expenses and deposits	-	65,711

Total current assets	352,020	396,221

PROPERTY AND EQUIPMENT, net	130,488	179,525

OTHER ASSETS	27,521	27,823

TOTAL ASSETS	$510,030	$603,569

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note Payable - bank	$150,000	$130,000
Note Payable - other	30,000	50,000
Note Payable - stockholders	106,156	-
Converitble note payable - net	21,000	-
Accounts payable	492,194	247,756
Accrued compensation	815,060	239,087
Accrued expenses	17,791	62,269
Current portion of long-term debt	116,667	116,667
Current portion of capital lease obligations	21,364	18,337
Current portion of note payable related party	25,380	24,808
Deferred revenue	511,220	591,368
Client funds pass thru liability	28,649	221,582
Advances from stockholders	452,827	426,883
Due to affiliates	54,500	91,497
Deferred compensation	59,132	56,958

Total current liabilities	2,901,940	2,277,212

DEFERRED COMPENSATION, net of current portion	823,051	865,354
LONG TERM DEBT, net of current portion	136,111	223,611
CAPITAL LEASE OBLIGATIONS, net of current portion	23,916	37,077
NOTE PAYABLE RELATED PARTY, net of current portion	-	19,107

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
Undesignated convertible preferred stock, authorized 25,000,000 shares designated as follows:
Series A convertible preferred stock, $0.001 par value, authorized,
issued and outstanding 1,000	1	1
Series B convertible preferred stock, $0.001 par value, authorized,
issued and outstanding 15,000,000	15,000	15,000
Common stock: $0.001 par value, authorized, 200,000,000 shares;
issued and outstanding, 90,700,000 and 90,000,000 shares, respectively	90,700	90,000
Additional paid-in capital	351,392	136,729
Accumulated deficit	(3,832,080)	(3,060,522)

Total stockholders' deficiency	(3,374,987)	(2,818,792)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$510,030	$603,569

The accompanying notes are an integral part of these consolidated interim financial statements

THE PULSE NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED DEFICIT (UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

NET SALES	$1,042,708	$1,466,224	$2,601,847	$3,162,375

COST OF SALES	322,698	496,968	747,446	1,239,131

GROSS PROFIT	720,010	969,256	1,854,401	1,923,244

SELLING EXPENSES	137,441	114,159	439,775	328,886

GENERAL AND ADMINISTRATIVE EXPENSES	706,027	658,988	2,109,378	1,907,882

NET LOSS FROM OPERATIONS	(123,458)	196,109	(694,752)	(313,524)
				0
INTEREST EXPENSE	25,247	4,271	76,806	9,737

NET LOSS	$(148,705)	$191,838	$(771,558)	$(323,261)

NET LOSS PER COMMON SHARE, basic and diluted	$(0.00)	$0.00	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES USED IN PER SHARE
COMPUTATION, basic and diluted	90,700,000	90,000,000	90,406,909	90,000,000

The accompanying notes are an integral part of these consolidated interim financial statements

THE PULSE NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(771,558)	$(323,261)
Adjustments to reconcile net loss to net cash provided (used for)
by operating activities:
Stock-based compensation	43,863	-
Depreciation	57,326	52,768
Changes in operating assets and liabilities:
Accounts receivable	32,109	(268,169)
Prepaid expenses and deposits	65,711	26,724
Other assets	302	132,339
Accounts payable	244,438	(19,910)
Accrued compensation	575,973	71,864
Accrued expenses	(44,479)	-
Deferred revenue	(80,148)	(27,019)
Client funds pass thru	(192,933)	(380,437)
Due to affiliates	(36,997)	158,281
Deferred compensation	(40,129)	(40,383)

Net cash used for operating activities	(146,522)	(617,203)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(4,596)	-

Net cash used for investing activities	(4,596)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	140,000	-
Net Proceeds from note payable - bank	20,000	250,000
(Repayment) proceeds from note payable - other	(20,000)	50,000
Proceeds from note payable - stockholders	106,156	-
Proceeds from the issuance of convertible notes	52,500	-
Net Advances from stockholders	25,944	292,296
Repayment of long-term debt	(87,500)	-
Payments of capital lease obligations	(13,827)	14,180
Repayment of note payable related party	(18,535)	-

Net cash provided by financing activities	204,738	606,476

NET INCREASE (DECREASE) IN CASH	53,619	(10,727)
CASH:
Beginning of period	31,670	10,727

End of period	$85,289	$-
SUPPLEMENTAL CASH FLOWS DISCLOSURE
Property and equipment acquired through capital lease	$3,693	$-
Fair value of beneficial conversion feature recorded in additional paid in capital	$31,500	$-

The accompanying notes are an integral part of these consolidated interim financial statements

THE PULSE NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013 and 2012

1.  OUTLOOK

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, as of December 31, 2013 the Company has an accumulated deficit of approximately $3,832,000 and has negative working capital of approximately $2,550,000. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Concentrations of Sales to Certain Customers – During the three month period ended December 31, 2013, the Company had sales to one customer that accounted for approximately 27% of total revenue. During the nine month period ended December 31, 2013, the Company had sales to two customers that accounted for 15% and 13% of total revenue.

Income Taxes – Income tax expense for the three and nine month periods ended December 31, 2013 is zero as a full valuation allowance on the tax benefits arising from the net operating losses was provided.

The Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’ policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any unrecognized tax benefits or accrued interest and penalties during the three and nine month periods ending December 31, 2013 and does not anticipate having any unrecognized tax benefits over the next twelve months.

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

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2013 and March 31, 2013 consists of the following:

	December 31, 2013	March 31, 2013

Computer equipment	$191,537	$186,941
Audio and video equipment	87,761	87,761
Furniture and fixtures	12,478	12,478
Office equipment	55,189	51,496
Event equipment	82,020	82,020
	428,985	420,696

Accumulated depreciation	(298,497)	(241,171)

Property and equipment, net	$130,488	$179,525

4. RELATED PARTY TRANSACTIONS

Note payable stockholders consists of a note dated September 3, 2013 under the terms of which the Company borrowed $110,100 from Saber Insurance Trust, of which the three majority stockholders are primary beneficiaries. The loan terms state repayment of the loan is to be made in full by June 1, 2014 including interest at 8.6% per annum. The Company received net proceeds of $103,000 reflecting a discount in the amount of $7,100 representing the interest to be earned over the term of the note. The discount is being amortized through a charge to interest expense using the interest method. During the three and nine month periods ended December 31, 2013, $2,267 and $3,156, respectively, of the discount has been amortized through a charge to interest expense.

Note payable related party consists of a loan from John C. Saber, the father of the three majority stockholders. Under the terms of the loan agreement, dated January 23, 2013, the Company borrowed $50,000 repayable in twenty-four monthly principal and interest installments of $2,150. The note bears interest at 3.042% per annum and matures in January 2015.

Advances from stockholders consists of non-interest bearing advances of $415,958 and $36,869 from Stephen J. Saber, and Nicholas C. Saber, respectively at December 31, 2013 and $354,317 and $72,566 from Stephen and Nicholas, respectively at March 31, 2013, with no set repayment terms.

Due to affiliates at December 31, 2013 and March 31, 2013 consist of $50,000 and $66,340, respectively, due to Saber Realty for advances with no stated repayment terms, and $4,500 and $25,157, respectively, due to a partnership in which the stockholders of the Company have a controlling interest. This amount represents a non-interest bearing loan from the partnership to the Company with no stated repayment terms.

The Company leases its office space under a non-cancelable lease agreement with a related party which expires July 14, 2014. Future minimum rent payments under this agreement are $27,447 for the 6.5 months remaining on the lease. The Company is currently looking at other office space options. Total rent expense, including common area, maintenance, taxes, insurance and utilities, was $27,090 and $27,203 for the three month period ended December 31, 2013 and 2012 respectively, and $81,270 and $83,734 for the nine month period ended December 31, 2013 and 2012, respectively.

5. DEFERRED COMPENSATION

In September 2004 the Company entered into a deferred compensation arrangement with a former stockholder. Under the terms of the arrangement, beginning in January 2005, the former stockholder receives semi-monthly payments of $4,167 through December 2024. The amount included on the Company’s balance sheets at December 31, 2013 and March 31, 2013 represents the net present value of the remaining payments calculated using a discount rate of 5%. The amount of deferred compensation expected to be paid within twelve months of the balance sheet date is classified as a current liability with the remainder classified as non-current. Future maturities of this obligation are as follows:

12 month periods ending December 31:

2014	$59,132
2015	62,161
2016	65,345
2017	68,691
2018	72,209
Thereafter	$554,645
Total	$882,183

6. NOTE PAYABLE – BANK

Note payable – bank consists of a revolving line of credit with Boston Private Bank & Trust Company. Under the terms of the agreement the Company may borrow up to $150,000 and interest accrues at 4.5% of the outstanding balance. This agreement expires on February 8, 2016.

7. NOTE PAYABLE – OTHER

The company received a $50,000 loan on July 26, 2012 in financing related to an exchange agreement which was terminated. The interest rate is 12% per annum. The balance of the note and accrued interest is past due as of December 31, 2013.

8. LONG-TERM DEBT

Long-term debt consists of a term note with Boston Private Bank & Trust Company. The note bears interest at 5% per annum and requires monthly payments of $9,722 plus accrued interest through maturity on February 8, 2016. The note is secured by substantially all assets of the Company.

9. CONVERTIBLE NOTE PAYABLE

On December 13, 2013 the Company issued a convertible promissory note.  The Purchaser of the note has advanced the Company $52,500 in principle net of $2,500 of expense incurred by the purchaser. The principle and unpaid interest accrues at 10% per annum and is due and payable 12 months from the date of issuance.  The note is convertible beginning 90 days from issuance at a 37.5% discount to the Volume weighted average price (VWAP) of the common stock for the 10 trading days immediately prior to the conversion date, or the VWAP on the issuance date.  The Company has determined there is a beneficial conversion feature of $31,500 as of December 31, 2013 based on the intrinsic value of the beneficial conversion feature as calculated using the VWAP on the issuance date of the note.  The value of the beneficial conversion feature has been recorded as a discount to the note on the balance sheet at December 31, 2013 and will be amortized using the interest method through the earliest conversion date.

10. CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under capital leases expiring in various years through 2018. The net book value of assets held under capital leases at December 31, 2013 and March 31, 2013 is $45,280 and $55,414, respectively. The annual repayments of capital lease obligations at December 31, 2013 are as follows:

2014	$6,446
2015	23,968
2016	14,250
2017	6,894
2018	1,036
Total minimum lease payments	52,594
Less amount representing interest	7,314
Present value of minimum lease payments	45,280
Present value of minimum lease payments due within one year	21,364
Present value of net minimum lease payments due beyond on year	$23,916

11. STOCKHOLDERS’ EQUITY

On June 5, 2013 the Company issued 400,000 shares of its common stock and warrants to purchase an additional 400,000 shares of common stock at an exercise price of $0.30 per share in a private placement in exchange for cash proceeds of $80,000. On The Warrants vest immediately and have a three year term, expiring on August 5, 2016. The relative fair value of the Warrants is $31,840 and is included in additional paid-in capital on the balance sheet at December 31, 2013.

On August 19, 2013 the Company issued 300,000 shares of its common stock and warrants to purchase an additional 300,000 shares of common stock at an exercise price of $0.30 per share in a private placement in exchange for cash proceeds of $60,000. The Warrants vest immediately and have a three year term, expiring on August 19, 2016. The relative fair value of the Warrants is $23,704 and is included in additional paid-in capital on the balance sheet at December 31, 2013.

12. STOCK-BASED COMPENSATION

On August 12, 2013 the Company granted options to purchase 4,135,000 shares of its common stock to its employees. These options have a 10-year term and were granted with an exercise price of $0.17. The option shares vest over four years beginning April 3, 2013, As of December 31, 2013, no options had vested. All vested options are exercisable, in full or in part, at any time after vesting, until three months post termination of employment.

The Company recorded the stock-based compensation expense attributable to options of ($15,571) and $43,863 during the three and nine months ended December 31, 2013, respectively. As of December 31, 2013, there was $192,811 unrecognized compensation cost related to non-vested stock options which will be recognized through July 2017.

Summary of Options Activity

	Stock Options
		Weighted Average Exercise
	Options	Price
Outstanding, Sep 30, 2013	4,125,000	$0.17
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(105,000)	$0.17
Outstanding, Dec 31, 2013	4,020,000	$0.17

13. CLIENT FUNDS PASS THRU LIABILITY

The Company collects funds from attendees who register for our clients’ events. Per the terms of the contracts, the Company remits the balance of funds collected to our clients at 30 and 45 days post event.

14. SUBSEQUENT EVENTS

On January 29, 2014 the Company issued a promissory note in an amount up to $335,000. The lender has advanced $60,000 as of February 7, 2014. The note is convertible effective February 7, 2014 at a conversion price equal to the lesser of $.09 or 60% of the lowest traded price during the twenty-five trading days prior to the conversion. The Company may repay this note on or before 90 days from February 7, 2014 at 0% interest. A one-time interest charge of 12% shall be added to the principle amount if the note is not paid within 90 days of February 7, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with (i) the consolidated financial statements of The Pulse Network, Inc., a Nevada corporation, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2013 audited financial statements and related notes included in the Company’s most recent Amendment No. 1 to Annual Report on Form 10-K (File No. 000-54741), as filed with the SEC on February 4, 2014. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

Results of operations for three months ended December 31, 2013 compared to three months ended December 31, 2012.

Net Sales and Cost of Sales

During the three months and nine months ended December 31, 2013 and 2012 the Company generated revenues from 3 primary business segments, being:

● Sales from usage of the Pulse Network Platform for management and support of client events or conferences.

● Sales to sponsors and attendees for conferences hosted by the Company.

● Sales from providing ongoing development and support for client content and digital marketing programs.

Three Months Ended December 31, 2013 and 2012

Total net sales for the three months ended December 31, 2013 decreased by 28.9% to $1,042,708 from $1,466,224 during the three months ended December 31, 2012. Sales from usage of the Pulse Network Platform decreased 42.7% due to the loss of certain clients. Sales to sponsors and attendees for conferences hosted by the company increased 3.2%. Sales from providing ongoing development and support for client content and digital marketing programs increased 34% due to acquiring additional clients.

Cost of sales for the three months ended December 31, 2013 decreased by 35.1% to $322,698 from $496,968 during the three months ended December 31, 2012. The decrease for the three months ended December 31, 2013 is mainly attributable to lower shipping, materials, and travel expense costs related to sales from the usage of the Pulse Network Platform. Also, costs for food and beverage, decorator, venue, audio visual and electrical costs related to sales to sponsors and attendees for conferences hosted by the company were reduced.

Cost of sales also includes a $5,773 credit during the three month period ended December 31, 2013 to reverse stock based compensation recognized in the prior quarter that was related to unvested options that were forfeited this quarter. There was no stock based compensation recognized during the three months ended December 31, 2012.

Selling expenses for the three months ended December 31, 2013 increased by 20.3% to $137,441 from $114,159 for the three months ended December 31, 2012. The increase in selling and marketing expenses is attributable to additional sales employees and increase in meals and entertainment expenses from sales related travel for new business development.

Selling expenses also includes a $20,529 credit during the three month period ended December 31, 2013 to reverse stock based compensation recognized in the prior quarter that was related to unvested options that were forfeited this quarter. There was no stock based compensation recognized during the three months ended December 31, 2012.

General and administrative expenses for the three months ended December 31, 2013 increased by 7.1% to $706,027 from $658,988 for the three months ended December 31, 2012. The increase is mainly attributed to an increase in accounting fees, investor related fees, and officers payroll.

General and administrative expenses includes $10,651 of stock-based compensation expense for the three months ended December 31, 2013 compared to $0 for the three months ended December 31, 2012.

Nine Months Ended December 31, 2013 and 2012

Total net sales for the nine months ended December 31, 2013 decreased by 17.7% to $2,601,847 from $3,162,375 in the nine months ended December 31, 2012. Sales from usage of the Pulse Network Platform decreased 36.1% due to the loss of certain clients. Sales to sponsors and attendees for conferences hosted by the company increased 3.4%. Sales from providing ongoing development and support for client content and digital marketing programs increased 55.9% due to acquiring additional clients.

Cost of sales for the nine months ended December 31, 2013 decreased by 39.7% to $747,446 from $1,239,131 in the nine months ended December 31, 2012. The decrease for the nine months ended December 31, 2013 is mainly attributable to lower shipping, materials, and travel expense costs related to sales from the usage of the Pulse Network Platform. Also, costs for food and beverage, decorator, and venues related to sales to sponsors and attendees for conferences hosted by the company were reduced.

Cost of sales also includes $1,056 of stock-based compensation expense for the nine months ended December 31, 2013 compared to $0 for the nine months ended December 31, 2012.

Selling expenses for the nine months ended December 31, 2013 increased by 33.7 % to $439,775 from $328,886 for the nine months ended December 31, 2012. The increase in selling and marketing expenses is attributable to additional sales employees, stock-based compensation expense, and increase in meals and entertainment expenses from sales related travel for new business development.

Selling expenses also includes $10,529 of stock-based compensation expense for the nine months ended December 31, 2013 compared to $0 for the nine months ended December 31, 2012.

General and administrative expenses for the nine months ended December 31, 2013 increased by 10.6% to 2,109,378 from $1,907,882 for the nine months ended December 31, 2012. The increase is mainly attributable to an increase in officers payroll.

General and administrative expenses includes $32,278 of stock-based compensation expense for the nine months ended December 31, 2013 compared to $0 for the six months ended December 31, 2012.

Liquidity and Capital Resources

For the nine months ended December 31, 2013 the Company’s operating activities used cash totaling $146,522. The Company financed its operations with proceeds from the issuance of a convertible promissory note of $52,500, proceeds totaling $140,000 from the issuance of common stock and warrants, net proceeds from the bank line of credit of $20,000, and net advances from stockholders of 106,156. As a result, the Company had net working capital deficit of $2,549,920 at December 31, 2013 compared with working capital deficit of $1,880,991 at March 31, 2013.

Off-Balance Sheet Arrangements

As of December 31, 2013, the Company had no off balance sheet arrangements that have had or that would be expected to be reasonably likely to have a future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Income Taxes – Income tax expense for the three and nine month periods ended December 31, 2013 is zero as a full valuation allowance on the tax benefits arising from the net operating losses was provided.

The Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’ policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any unrecognized tax benefits or accrued interest and penalties during the three and nine month periods ending December 31, 2013 and does not anticipate having any unrecognized tax benefits over the next twelve months..

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

Item 4. Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2013.

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

The Pulse Network, Inc.

Date: February 12, 2014	By:	/s/ Stephen Saber
Stephen Saber
Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

EXHIBIT INDEX

Exhibit	Description

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

(1)	Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-174443), as filed with the Securities and Exchange Commission on May 24, 2011.

(2)	Filed and incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-54741), as filed with the Securities and Exchange Commission on March 29, 2013