Form 10-K
period 2014-03-31
Pulse Network, Inc.
filed 2014-06-30
CIK 1521013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

Commission File No. 000-54741

THE PULSE NETWORK, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-4798356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

437 Turnpike Street
Canton, Massachusetts 02021
(Address of principal executive offices, zip code)

(781) 821-6600
(Registrant’s telephone number, including area code)

_________________________________________________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At March 31, 2014, the end of the Registrant’s most recently completed fiscal year, there were 90,700,000 shares of common stock, par value $0.001 per share; 1,000 shares of Series A Preferred Stock, par value $0.001 per share (convertible into 1,000 shares of common stock); and 15,000,000 shares of Series B Preferred Stock, par value $0.001 per share (convertible into 75,000,000 shares of common stock) issued and outstanding.

THE PULSE NETWORK, INC.

TABLE OF CONTENTS

		Page No.

PART I

Item 1.	Business	4
Item 1A.	Risk Factors	8
Item 2.	Properties	8
Item 3.	Legal Proceedings	8

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9
Item 6.	Selected Financial Data	10
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 8.	Financial Statements and Supplementary Data	13
Item 9A.	Controls and Procedures	26
Item 9B.	Other Information.	30

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	29
Item 11.	Executive Compensation	31
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	33
Item 13.	Certain Relationships and Related Transactions, and Director Independence	34
Item 14.	Principal Accounting Fees and Services	35

PART IV

Item 15.	Exhibits and Financial Statement Schedules	36
	Signatures	37

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

All references in this Form 10-K to the “Company”, “The Pulse Network, Inc.”, “The Pulse Network”, “TPNI”, “we”, “us,” or “our” are to The Pulse Network, Inc.

PART I

ITEM 1. BUSINESS

Our Corporate History and Background

We were incorporated as iSoft International, Inc. on March 9, 2011, in the State of Nevada. Effective March 14, 2013, under the laws of Nevada, we amended our Articles of Incorporation to change our name from “iSoft International, Inc.” to “The Pulse Network, Inc.” From inception until we completed our reverse acquisition of The Pulse Network, the principal business of the Company was the development and operation of online games for social networking websites. Prior to March 29, 2013 we had never had any revenues and had a limited operating history.

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

Stephen Saber, the Company’s Chief Executive Officer and Chairman of the Board of Directors, is the holder of 31,005,000 shares of common stock of the Company, 414 shares of Series A Preferred Stock of the Company (convertible into 414 shares of common stock) and 6,201,000 shares of Series B Preferred Stock of the Company (convertible into 31,005,000 shares of common stock). Stephen Saber, therefore, controls 62,010,414 shares, or 37.5%, of the outstanding common stock of the Company, on a fully diluted basis.

Nicholas Saber, the Company’s President, Secretary, Treasurer, as well as being a Director, is the holder of 21,997,500 shares of common stock of the Company, 293 shares of Series A Preferred Stock of the Company (convertible into 293 shares of common stock) and 4,399,500 shares of Series B Preferred Stock of the Company (convertible into 21,997,500 shares of common stock). Nicholas Saber, therefore, controls 43,995,293 shares, or 26.6%, of the outstanding common stock of the Company, on a fully diluted basis.

John Saber, the Company’s Chief Information Officer, as well as being a Director, is the holder of 21,997,500 shares of common stock of the Company, 293 shares of Series A Preferred Stock of the Company (convertible into 293 shares of common stock) and 4,399,500 shares of Series B Preferred Stock of the Company (convertible into 21,997,500 shares of common stock). John Saber, therefore, controls 43,995,293 shares, or 26.6%, of the outstanding common stock of the Company, on a fully diluted basis.

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

The business of The Pulse Network is now the principal business of the Company. The Pulse Network provides a cloud-based platform focused on content marketing and event solutions. The Pulse Network helps clients ranging from Fortune 500 companies, to small and mid-size companies, boost awareness, drive lead generation, and enhance client engagement. With over 20 years of experience delivering online and offline marketing programs, state of the art video production studio, and a highly skilled team, The Pulse Network has become the partner of choice for numerous B2B and B2C brands.

The Pulse Network was established in June 1994 and currently operates from offices located at 437 Turnpike Street, Canton, Massachusetts 02021. The Pulse Network’s website is www.thepulsenetwork.com.

On January 31, 2014, The Pulse Network launched a cloud-based comprehensive content marketing platform which empowers corporate marketers and event groups in their campaign efforts. The platform solution addresses the challenges consumers face when seeking information and content surrounding a company well as the corporate content marketing problems that businesses face in trying to ensure that their content is seen by the right audience.

The new platform incorporates flat design, an enhanced layout, new icons and more typography, all of which can be translated to any language, significantly benefiting The Pulse Network’s international clients. In addition to the new design, the platform is highly organized for both event marketers and content marketers and combines the registration technology with asset creation, curation, distribution, and management to be used by all types of businesses and consumers. By bringing all of the modules together under one platform, The Pulse Network is releasing a completely unique and powerful tool that will be used for hundreds of global programs on six continents. The fully integrated platform is comprised of three chief features: Event Management, Online Broadcast, and Content Marketing Tools.

Event Management

The Pulse Network's event management solution is a global, end-to-end tool for event groups all over the world. This solution allows event groups to store all data related to each individual tradeshow or conference they organize. The platform allows event groups to manage and house their lead database, communicate with customers, and perform registration services both online and onsite. Event groups can seamlessly execute events using the platform from the beginning stages through post-conference campaigns by leveraging the tools of the platform, bringing events to life year round. This solution helps event groups increase verification rates, increase attendance, and improve attendee satisfaction.

Created by the team that developed the Exgenex (a company formerly operated by Nicholas Saber, Stephen Saber, and John Saber) registration system, The Pulse Network’s event management solution was built from the ground up. The single platform approach allows a client to run their entire suite of events, both domestic and international, produced in English or foreign languages in the same master database.

In addition The Pulse Network’s capabilities include full event management support – including show production, a comprehensive speaker management system, with the ability to manage complete speaker processing through the system, from call for papers, to ranking proposals and managing sessions, and Continuing Education Unit (CEU) session tracking and reporting, with full scheduling / tracking of CEU credits, online access for attendees, and email updates.

For lead management, The Pulse Network offers HostMyLeads.com, along with extensive event marketing and mobile capabilities, including lead retrieval, session surveys, product locator, exhibitor layout, and reporting. Since 1994, The Pulse Network team has been providing event technologies, registration and lead generation services to businesses, event organizers and associations of all sizes. Today these solutions include web services and lead management programs to help clients engage with their community across all channels – online, mobile or face to face.

The Pulse Network’s Event Database Solutions include a comprehensive multi-channel SaaS platform for marketing support, registration, housing, management reporting, lead retrieval, online production, event websites, and CEU tracking, along with services for marketing and event management used at events worldwide ranging in size from 50 to 200,000 participants.

Online Broadcast

The new webinar player released with the cloud-based platform is a one-of-a-kind, highly interactive solution. This player will change how businesses run webinars. Viewers can participate in polls, ask questions, chat directly with whomever is running the webinar, and view visual assets as needed. For businesses running the webinar, the data which is collected in the platform is very valuable – from the questions viewers ask, to the length of time they spend on the webinar including specific entry and exit points, the data created using this tool will give users unique insight into their audience and sales prospects.

Content Marketing Tools

The content marketing tools which support the cloud-based platform include a content curation tool, syndication and distribution tools, social sharing, newsletter creation, analytics and reporting, and prospect management among many others. These tools benefit corporate marketers by simplifying processes for sharing content related to products and service, communicating with consumers and implementing lead nurturing campaigns.

The Pulse Network’s content curation tool is a one-click option that allows anyone across the web to tag an article for use in a content marketing effort. With the loading of a simple plug-in on any browser, customers can allow anyone connected to the organization to click, categorize, and tag an article for use on a digital publication, in a newsletter, or for social sharing and engagement.

The Pulse Network’s newsletter creation tool creates a newsletter with 5 simple clicks. No longer does a marketer need to wait for a developer or HTML programmer to program an email newsletter for distribution. Simply choose the content from the content library (content that was curated or loaded into the platform) and in an instant a newsletter has been created and is ready for distribution.

Pulse Networking Events and Conferences

The Pulse Network believes that it has grown to be a leader in producing engaging events related to inbound and content marketing including the Inbound Marketing Summit, which attracted more than 1,000 attendees to Boston.

Early Customer Engagement Platform

On June 9, 2014 The Pulse Network announced the release of its Cloud-Based Integrated Platform for Early Customer Engagement. The Pulse Network’s platform helps clients create a digital publication, original video centric content, curate content, and build a powerful content marketing program. No longer do clients have to outsource content marketing, The Pulse Network’s platform can now do it for them. They can create entire Newsletters with just a few clicks, pulling content elements from multiple sources, delivering fresh content each week. With TPNI's new tool, delivering content has never been easier.

The Pulse Network’s platform now consists of four modules: Content Marketing, Digital Publication, Webcast Production, and Event Management. These allow clients to engage their current and prospective customers with relevant content and consistent touch points through seamless experiences.

The Pulse Network’s Content Marketing Platform provides newsletters for outreach and engagement, a one touch curation tool for curation by multiple authors with the click of a button, and easy and personalized engagements through email, SMS, and social channels.

The Pulse Network’s Digital Publication Platform Creator develops digital publications for clients helping generate new prospects with content and programs, increases brand awareness through thought leadership, and nurture prospects into leads through consistent quality engagement.

The Pulse Network’s Video Webcast Production Platform engages the audience with live video production, increasing participation with live polls and chats, while tailoring the event with real-time analytics.

The Pulse Network’s Event Management Platform creates interactive customer experiences through registration and online engagement, increases registration counts through engagement and social sharing, and increases verification counts through connecting with the audience.

Intellectual Property

We rely on a combination of trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product designs and marks. We do not own patents.

Government Regulation and Approvals

We are not aware of any governmental regulations or approvals required for any of our products.

Employees

As of the date hereof, we have 21 employees who work full-time.

Our Executive Offices

Our executive offices are located at 437 Turnpike Street, Canton, Massachusetts 02021.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 2. PROPERTIES

Our executive offices are currently located at 437 Turnpike Street, Canton, Massachusetts 02021.

We operate our business from approximately 8,350 square feet of leased space, 50% of which is beneficially owned by Stephen Saber and Nicholas Saber, two of our officers and directors. The Company leases its office space under a non-cancelable lease agreement with this related party which expires July 15, 2014.

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

	BID PRICE PER SHARE
	HIGH	LOW

Fiscal year ended March 31, 2014
Quarter ended March 31, 2014	$0.11	$0.06
Quarter ended December 31, 2013	$0.50	$0.06
Quarter ended September 30, 2013	$0.60	$0.17
Quarter ended June 30, 2013	$2.50	$0.35

Fiscal year ended March 31, 2013
Quarter ended March 31, 2013	$0.00	$0.00
Quarter ended December 31, 2012	$0.00	$0.00
Quarter ended September 30, 2012	$0.00	$0.00
Quarter ended June 30, 2012	$0.00	$0.00

TRANSFER AGENT

Our transfer agent is Empire Stock Transfer of Henderson, Nevada. Their address is 1859 Whitney Mesa Dr., Henderson, Nevada 89014 and their telephone number is (702) 818-5898.

HOLDERS

As of March 31, 2014, the end of the Registrant’s most recently completed fiscal year, there were 90,700,000 shares of common stock, par value $0.001 per share, held by approximately 19 holders of record; 1,000 shares of Series A Preferred Stock, par value $0.001 per share (convertible into 1,000 shares of common stock) held by 3 holders of record; and 15,000,000 shares of Series B Preferred Stock, par value $0.001 per share (convertible into 75,000,000 shares of common stock) held by 3 holders of record.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

On June 5, 2013, the Company issued 400,000 shares of its common stock in a private placement in exchange for cash proceeds of $80,000. Please see footnote 12 - Stockholders’ equity.

On August 19, 2013 the Company issued 300,000 shares of its common stock in a private placement in exchange for cash proceeds of $60,000. Please see footnote 12 - Stockholders’ equity.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

Effective March 29, 2013, the Company adopted the 2013 Stock Option Plan which provides for the grant of options to acquire shares of common stock of the Company. Stock options granted under this Plan that qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), are referred to in this Plan as “Incentive Stock Options.” Incentive Stock Options and stock options that do not qualify under Section 422 of the Code (“Non-Qualified Stock Options”) granted under this Plan are referred to collectively as “Options.”

This Plan shall be administered initially by the Board of Directors of the Company (the “Board”), except that the Board may, in its discretion, establish a committee composed of two (2) or more members of the Board or two (2) or more other persons to administer the Plan, which committee (the “Committee”) may be an executive, compensation or other committee, including a separate committee especially created for this purpose.

Incentive Stock Options may be granted to any individual who, at the time the Option is granted, is an employee of the Company or any Related Corporation.

The Plan Administrator is authorized to grant Options to acquire up to a total of fifteen million (15,000,000) shares of the Company’s authorized but unissued, or reacquired, Common Stock.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended March 31, 2014, and 2013, should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. References in this section to “we,” “us,” “our” or “The Pulse Network” are to the consolidated business of The Pulse Network. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Results of operations for 2014 compared to 2013.

Revenues and Cost of Revenues

During 2014 and 2013 the Company generated revenues from 3 primary business segments, being:

Revenues earned from usage of the Pulse Network Platform for management and support of client events or conferences.

Revenues earned from sponsors and attendees for conferences hosted by the Company.

Revenues earned from providing ongoing development and support for client content and digital marketing programs.

Total revenues for 2014 decreased by 10.5% to $3,362,811 from $3,757,471 in 2013. The decrease is mainly attributed to reduction in revenue earned from usage of the Pulse Network Platform for management and support of client events or conferences. Revenues earned from providing ongoing developing support for client content and digital marketing programs increased 46.7% in 2014 to 1,175,153 from $801,227 in 2013. This was a result of new clients and increase in volume of business with existing clients.

Cost of revenues for 2014 decreased by 33.4% to $930,161 from $1,396,421 in 2013. The decrease for 2014 is mainly attributable to the reduction of materials, freight, and travel costs related to the management and support of client events and conferences business segment noted above. The Company also had a decrease in food and beverage and decorator expenses related to hosted conferences.

For 2014 gross profit increased 3.0% to $2,432,650, from $2,361,050 in 2013.

Selling and Marketing

Selling and Marketing expenses for 2014 increased by 20.2% to $548,129 this was up from $456,115 for 2013. The increase in selling and marketing expenses is attributable to additional sales employees, stock-based compensation expense, and increase in meals and entertainment expenses from sales related travel for new business development.

General and Administrative

General and administrative expenses for 2014 decreased by 14.0% to $2,688,656 down from the amount $3,127,651 for 2013. The decrease in general and administrative expenses is attributable to a decrease in officer payroll, marketing payroll, executive payroll, payroll benefits, and computer expenses.

Net Loss Attributable to the Company

The net loss attributable to the Company for 2014 was $998,990 compared to $1,280,422 for 2013 as a result of the various fluctuations in revenues and operating expenses as described above.

Liquidity and Capital Resources

As of March 31, 2014, the Company’s total current assets were $322,956 and total current liabilities were $2,945,103 resulting in a working capital deficit of $2,622,147. On March 31, 2014, we had an accumulated deficit of $4,059,512.

For the fiscal year ended March 31, 2014 the Company’s accrued payroll balance increased $639,792 as a result of two officers deferring receipt of a substantial portion of their contractual compensation in order to help provide cash for operations. In addition the Company was able to obtain additional operating capital from proceeds from issuance of common stock of $140,000, proceeds from issuance of convertible notes for $115,404, and proceeds from a note payable - stockholders of $108,522.

Cash and cash equivalents on March 31, 2014 were $118,215, an increase of $86,545 from March 31, 2013.

Operating activities used cash of $32,325 in the fiscal year ended March 31, 2014 compared to $942,784 used during the fiscal year ended March 31, 2013.

The company’s investing activity for March 31, 2014 consisted of a video editing station purchased for $4,595 and a phone switch for $3,693 financed through a capital lease agreement.

Financing activities provided cash of $123,465 during the year ended 31, 2014, compared to $963,727 during the year ended March 31, 2013. Financing activities during fiscal 2014 include proceeds from issuance of common stock of $140,000, proceeds from issuance of convertible notes of $115,404, proceeds from a note payable – stockholders of $108,522, and $20,000 advance from a secured bank line partially offset by repayment of note payable – other $20,000, repayment of advances from stockholders $60,088, repayment of long-term debt $116,667, repayment of capital leases $18,899 and repayment of note payable related party $24,808.

Off-Balance Sheet Arrangements

As of March 31, 2014, the Company had no off balance sheet arrangements that have had or that would be expected to be reasonably likely to have a future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 8. FINANCIAL STATEMENTS

THE PULSE NETWORK, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors
The Pulse Network, Inc.
437 Turnpike St
Canton, Massachusetts 02021

We have audited the accompanying consolidated balance sheets of The Pulse Network, Inc. and subsidiaries (the Company) as of March 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Pulse Network, Inc. and subsidiaries as of March 31, 2014 and 2013 and the results of their operations, changes in stockholders’ deficiency and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses, has an accumulated deficit of $4,059,512, has a working capital deficit of $2,622,147 and will need additional working capital to accomplish its intended purpose and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stowe & Degon LLC

Westborough, Massachusetts

June 30, 2014

THE PULSE NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 and MARCH 31, 2013

	March 31,	March 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$118,215	$31,670
Accounts receivable	194,212	298,840
Prepaid expenses and deposits	10,529	65,711

Total current assets	322,956	396,221

PROPERTY AND EQUIPMENT, NET	114,663	179,525

OTHER ASSETS:
Other assets	36,373	27,823

TOTAL ASSETS	$473,992	$603,569

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note Payable - bank	$150,000	$130,000
Note Payable - other	10,000	50,000
Accounts payable	298,219	247,756
Accrued compensation	878,879	239,087
Accrued expenses	42,001	62,269
Note Payable - stockholders	108,522	-
Converitble note payable - net	115,404	-
Current portion of long-term debt	116,667	116,667
Current portion of capital lease obligations	20,178	18,337
Current portion of note payable related party	19,107	24,808
Deferred revenue	484,055	591,368
Client funds pass thru liability	397,559	221,582
Advances from stockholders	244,637	426,883
Due to affiliates	-	91,497
Deferred compensation	59,875	56,958

Total current liabilities	2,945,103	2,277,212

DEFERRED COMPENSATION, net of current portion	807,800	865,354
LONG TERM DEBT, net of current portion	106,945	223,611
CAPITAL LEASE OBLIGATIONS, net of current portion	20,030	37,077
RELATED PARTY LOAN, net of current portion	122,158	-
NOTE PAYABLE RELATED PARTY, net of current portion	-	19,107

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
Undesignated convertible preferred stock, authorized 25,000,000 shares designated as follows:
Series A convertible preferred stock, $0.001 par value, authorized,
issued and outstanding 1,000	1	1
Series B convertible preferred stock, $0.001 par value, authorized,
issued and outstanding 15,000,000	15,000	15,000
Common stock: $0.001 par value, authorized, 200,000,000 shares;
issued and outstanding, 90,700,000 and 90,000,000 shares, respectively	90,700	90,000
Additional paid-in capital	425,767	136,729
Accumulated deficit	(4,059,512)	(3,060,522)

Total stockholders' deficiency	(3,528,044)	(2,818,792)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$473,992	$603,569

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT FOR THE YEAR ENDED MARCH 31, 2014 AND 2013

	2014	2013

NET SALES	$3,362,811	$3,757,471

COST OF SALES	930,161	1,396,421

GROSS PROFIT	2,432,650	2,361,050

SELLING EXPENSES	548,129	456,115
GENERAL AND ADMINISTRATIVE EXPENSES	2,688,656	3,127,651

NET LOSS FROM OPERATIONS	(804,135)	(1,222,716)

INTEREST EXPENSE	194,856	57,706

NET LOSS	$(998,990)	$(1,280,422)

ACCUMALATED DEFICIT
Beginning of Period	(3,060,522)	$(1,780,100)

End of Period	(4,059,512)	(3,060,522)

NET LOSS PER COMMON SHARE, basic and diluted	$(0.01)	$(1.55)

WEIGHTED AVERAGE SHARES USED IN PER SHARE
COMPUTATION, basic and diluted	90,513,626	823,855

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2014 AND 2013

	Preferred						Additional
	Series A		Series B		Common		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance April 1, 2012	-	$-	-	$-	90,900	$241,730	$-	$(1,780,100)	$(1,538,370)

Recapitalization due to reverse merger	1,000	1	15,000,000	15,000	89,909,100	(151,730)	136,729	-	-

Net loss	-	-	-	-	-	-	-	(1,280,422)	(1,280,422)

Balance March 31, 2013	1,000	$1	15,000,000	$15,000	90,000,000	$90,000	$136,729	$(3,060,522)	$(2,818,792)

Common shares issued in private placement transactions	-	-	-	-	700,000	700	83,756	-	84,456
Relative fair value of warrants issued in private placement transactions	-	-	-	-	-	-	55,544	-	55,544
Other stock-based compensation	-	-	-	-	-	-	58,579	-	58,579
Beneficial conversion feature	-	-	-	-	-	-	91,159	-	91,159
Net loss	-	-	-	-	-	-	-	(998,990)	(998,990)

Balance March 31, 2014	1,000	$1	15,000,000	$15,000	90,700,000	$90,700	$425,767	$(4,059,512)	$(3,528,044)

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED MARCH 31, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(998,990)	$(1,280,422)
Adjustments to reconcile net loss to net cash provided (used for)
by operating activities:
Stock-based compensation	58,579	-
Depreciation	73,150	88,936
Non cash interest	91,159	-
Changes in operating assets and liabilities:
Accounts receivable	104,628	(45,478)
Prepaid expenses and deposits	55,182	44,192
Other assets	(8,550)	1,450
Accounts payable	50,463	(170,946)
Accrued compensation	639,792	239,087
Accrued expenses	(20,268)	62,269
Deferred revenue	(107,313)	157,736
Client funds pass thru	175,977	(160,465)
Due to affiliates	(91,497)	165,897
Deferred compensation	(54,637)	(45,040)

Net cash used for operating activities	(32,325)	(942,784)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(4,595)	-

Net cash used for investing activities	(4,595)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	140,000	-
Proceeds from long term debt	-	350,000
Net proceeds from note payable - bank	20,000	130,000
(Repayment) proceeds from note payable - other	(40,000)	50,000
Proceeds from note payable - stockholders	108,522	-
Proceeds from the issuance of convertible notes	115,404	-
Net advances from stockholders	(60,088)	464,647
Repayment of long-term debt	(116,666)	(9,722)
Payments of capital lease obligations	(18,899)	(15,113)
Repayment of note payable related party	(24,808)	(6,085)

Net cash provided by financing activities	123,465	963,727

NET INCREASE IN CASH	86,545	20,943
CASH:
Beginning of period	31,670	10,727

End of period	$118,215	$31,670
SUPPLEMENTAL CASH FLOWS DISCLOSURE
Property and equipment acquired through capital lease	$3,693	$-
Transfer of advances from stockholder liability to related party loan	$122,158	$-
Fair value of beneficial conversion feature recorded in additional paid in capital	$91,159	$-

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 and 2013

1. ORGANIZATION AND NATURE OF BUSINESS

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, as of March 31, 2014 the Company has an accumulated deficit of $4,059,512 and has negative working capital of $2,622,147. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Pulse Network, Inc. (the “Company”) was founded in 2002 as Exgenex, Inc., a New York Corporation. In 2008, the Company incorporated in Massachusetts under the name Crosstech Group, Inc. In 2011 the Company changed its name to The Pulse Network, Inc. The Company provides a cloud-based platform focused on content marketing and event solutions.

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

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation

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

Concentrations of Sales to Certain Customers – During 2014 the Company had sales to two customers A and B that accounted for approximately 24.5% of total revenue during 2014. Accounts receivable from two customers C and D accounted for approximately 39.5% of total accounts receivable at March 31, 2014.

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

Income Taxes – An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carry forwards (“NOLs”). If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Through March 31, 2013, the Company had elected to be treated as an S Corporation for federal and state income tax purposes whereby its income or losses are passed through to its stockholders. Accordingly, there is no provision for federal income taxes in these financial statements. The Company is liable in Massachusetts for state corporate taxes based upon tangible assets.

The Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any unrecognized tax benefits or accrued interest and penalties during the years ended March 31, 2014 and 2013 and does not anticipate having any unrecognized tax benefits over the next twelve months. The Company is subject to audit by the IRS for tax periods commencing January 1, 2010.

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

3. PROPERTYAND EQUIPMENT

Property and equipment at March 31, 2014 and 2013 consists of the following:

	2014	2013

Computer equipment	$191,536	$186,941
Audio and video equipment	87,761	87,761
Furniture and fixtures	12,478	12,478
Office equipment	55,189	51,496
Event equipment	82,020	82,020
	428,984	420,696
Accumulated depreciation	(314,321)	(241,171)

Property and equipment, net	$114,663	$179,525

4. RELATED PARTY TRANSACTIONS

Advances from stockholders at March 31, 2014 and 2013 consists of non-interest bearing advances of $244,637 and $354,317, respectively from Stephen J. Saber and $0 and $72,566, respectively from Nicholas Saber with no stated repayment terms.

Note payable related party at March 31, 2014 and 2013 consists of a loan from John C. Saber, the father of the three majority stockholders. Under the terms of the loan agreement, dated January 23, 2013, the Company borrowed $50,000 repayable in twenty-four monthly principal and interest installments of $2,150. The note bears interest at 3.042% per annum and matures in January 2015.

Related party loan at March 31, 2014 consists of a loans previously due to Stephen Saber in the amount of $111,500 and Nicholas C. Saber in the amount of $10,000 totaling $122,158 which were transferred to CrossTech Partners, LLC. Stephen, Nicholas and John Saber own 100% of Crosstech Partners, LLC.. The loan bears interest at 6.5% and matures with all unpaid principal and interest due on September 3, 2015.

Note payable – Stockholders consists of a note dated September 3, 2013 under the terms of which the Company borrowed $110,100 from Saber Insurance Trust, of which the three majority stockholders are primary beneficiaries. The loan terms state repayment of the loan is to be made in full by June 1, 2014 including interest at 8.6% per annum. The Company received net proceeds of $103,000 reflecting a discount in the amount of $7,100 representing the interest to be earned over the term of the note. The discount is being amortized through a charge to interest expense using the interest method. During the year ended March 31, 2014, $4,733 of the discount has been amortized through a charge to interest expense.

Due to affiliates at March 31, 2013 consist of $66,340 due to Saber Realty for advances during the year with no stated repayment terms, $25,000 due from a partnership in which the stockholders of the Company have a controlling interest. These amounts were repaid during the year ended March 31, 2014.

The Company leases its office space under a non-cancelable lease agreement with a related party which expires July 15, 2014. Future minimum rent payments under this agreement are $11,763 for the year ending March 31, 2015. Total rent expense, including common area, maintenance, taxes, insurance and utilities, was $110,934 and $110,791 for the years ended March 31, 2014 and 2013, respectively.

On February 4, 2014, the Company entered into a new non-cancelable 10 year lease agreement with a related party (32.5% of which is beneficially owned by Stephen Saber and Nicholas Saber, two of our officers and directors) with a commencement date of May 1, 2014. The new space is located at 10 Oceana Way, Norwood, Massachusetts and has approximately 10,000 square feet of leased space. Future minimum rent payments under this agreement are $100,000 for the year ending March 31, 2015. For each of the years ending March 31, 2016 through 2024, the minimum rent payment will be $120,000 and $20,000 for the year ending March 31, 2025.

5. ACCRUED COMPENSATION

Accrued compensation at March 31, 2014 and 2013 includes $787,510 and $222,097, respectively, of amounts due to the three officers and directors payable under the terms of their employment agreements. These officers have elected to defer receipt of these amounts until the Company is in a better liquidity position.

6. DEFERRED COMPENSATION

In September 2004 the Company entered into a deferred compensation arrangement with a former stockholder. Under the terms of the arrangement, beginning in January 2005, the former stockholder receives semi-monthly payments of $4,167 through December 2024. The amount included on the Company’s balance sheets at March 31, 2014 and 2013 represents the net present value of the remaining payments calculated using a discount rate of 5%. The amount of deferred compensation expected to be paid within twelve months of the balance sheet date is classified as a current liability with the remainder classified as non-current. Future maturities of this obligation are as follows:

Year ending March 31:

2015	$59,875
2016	62,942
2017	66,166
2018	69,554
2019	73,117
Thereafter	536,021
Total	$867,675

7. NOTE PAYABLE – BANK

Note payable – bank consists of a revolving line of credit with Boston Private Bank & Trust Company. Under the terms of the agreement the Company may borrow up to $150,000 and interest accrues at the bank’s base rate plus 1% (4.5% at March 31, 2014) of the outstanding balance. This loan agreement expires on September 30, 2014.

8. LONG-TERM DEBT

Long-term debt consists of a term note with Boston Private Bank & Trust. The note bears interest at 5% per annum and requires monthly payments of $9,722 plus accrued interest. The note matures on February 8, 2016. Future minimum annual payments under the note are  $116,667 in 2015 and $106,945 in 2016.

9. CONVERTIBLE NOTE PAYABLE

On December 13, 2013 the Company issued a convertible promissory note. The Purchaser of the note has advanced the Company $52,500 in principle net of $2,500 of expense incurred by the purchaser. The principle and unpaid interest accrues at 10% per annum and is due and payable 12 months from the date of issuance. The note is convertible beginning 90 days from issuance at a 37.5% discount to the Volume Weighted Average Price (VWAP) of the common stock for the 10 trading days immediately prior to the conversion date, or the VWAP on the issuance date. The Company has determined there is a beneficial conversion feature of $31,500 as of December 31, 2013 based on the intrinsic value of the beneficial conversion feature as calculated using the VWAP on the issuance date of the note. The value of the beneficial conversion feature has been recorded as a discount to the note on the balance sheet at December 31, 2013 and will be amortized using the interest method through the earliest conversion date. The convertible note payable amount recorded on the Company’s balance sheet includes accrued interest on this note of $1,251 at March 31, 2014.

On February 6, 2014 the Company entered into a convertible promissory note agreement with a maximum borrowing limit in the amount of $335,000. The purchaser of the note has advanced the Company $60,000 net of a 10% original issue discount upon closing of this note. The full principle amount of $66,667 at March 31, 2014 and any unpaid interest is due in full on February 6, 2016. Under the terms of the note no interest is due if the note is paid within 180 days of. If the Company does not repay the note within 180 days, a one-time interest charge of 12% shall be applied to the principle sum. The note is convertible from receipt of first payment at a conversion price lesser of $.09 or 60% of the average two lowest closing prices in the 25 trading days previous to the conversion. Upon issuance of the note the Company determined there was a beneficial conversion feature with an intrinsic value of $59,659. The note is convertible as of the effective date of the agreement and therefore the entire discount related to the beneficial conversion feature has been charged to interest expense as of March 31, 2014. The convertible note payable amount recorded on the Company’s balance sheet includes accrued interest on this note of $1,167 and is net of the unamortized portion of the $6,667 original issue discount of $6,181.

10. INCOME TAXES

The Company had federal NOL carry forwards of $955,673, resulting in a deferred tax asset of $375,388, as of March 31, 2014. The NOL is available to offset future taxable income and begins to expire in 2034. Under Section 382 of the Internal Revenue Code, the NOL may be limited as a result of a change in control. At March 31, 2014 the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. At March 31, 2013 the Company did not have any deferred tax assets or liabilities recorded in its financial statements due to its subchapter S tax status.

For the years ended March 31, 2014 and 2013, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

11. CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under capital leases expiring in various years through 2018. The net book value of assets held under capital leases at March 31, 2014 and 2013 is $43,325 and $56,791, respectively. The annual repayments of capital lease obligations at March 31, 2014 are as follows:

2015	22,336
2016	13,093
2017	6,214
2018	1,036
Total minimum lease payments	42,679
Less amount representing interest	2,471
Present value of minimum lease payments	40,208
Present value of minimum lease payments due within one year	20,178
Present value of net minimum lease payments due beyond on year	$20,030

12. STOCKHOLDERS’ EQUITY

Series A and series B convertible preferred stock have the same voting, dividend and liquidation rights as holders of common stock. Holders of series A and series B convertible preferred stock may convert their preferred shares into 1 and 5 shares, respectively of common stock.

On June 5, 2013 the Company issued 400,000 shares of its common stock in a private placement in exchange for cash proceeds of $80,000. On August 5, 2013, in connection with the exchange, the Company issued common stock warrants for purchase at an exercise price of $.30. The Warrants vest immediately and have a three year term, expiring on August 5, 2016. The relative fair value of the Warrants is $31,840.

On August 19, 2013 the Company issued 300,000 shares of its common stock in a private placement in exchange for cash proceeds of $60,000. On August 19, 2013, in connection with the exchange, the Company issued common stock warrants for purchase at an exercise price of $.30. The Warrants vests immediately and have a three year term, expiring on August 19, 2016. The relative fair value of the Warrants is $23,704.

13. STOCK OPTION GRANTS

On March 29, 2013, the Board of Directors of the Company approved and adopted the terms and provisions of a 2013 Stock Option Plan for the Company. An aggregate of 15,000,000 shares of the Company’s common stock are initially reserved for issuance upon exercise of nonqualified and/or incentive stock options which may be granted under the 2013 Stock Option Plan.

On August 12, 2013 the Company granted options to purchase 4,135,000 shares of its common stock to its employees. These options have a 10-year term and were granted with an exercise price of $0.17. The option shares vest quarterly over four years beginning April 3, 2014, As of March 31, 2014, no options had vested. All vested options are exercisable, in full or in part, at any time after vesting, until three months post termination of employment. The Company has recorded the stock-based compensation expense attributable to options of $58,579 during the year ended March 31, 2014. As of March 31, 2014, there is $173,624 unrecognized compensation cost related to non-vested stock options which will be recognized through August 2017.

The fair value of the stock option granted for the year ended March 31, 2014 was calculated with the following assumptions:

2014

Risk-free interest rate	2.01%
Expected dividend yield	0%
Volatility factor	92%
Expected life of option	6.25 years

The following table summarizes the Company’s stock option activity during the year ended March 31, 2014:

		Weighted	Weighted-
		Average	Average
	Number of	Exercise	Grant-Date
	Options	Price	Fair Value

Non-vested as of March 31, 2013	-	$-	$-
Granted	4,135,000	$0.17	$0.13
Forfeited	(2,325,000)	$-	$0.13
Vested	-	$0.17	$-
Non-vested as of March 31, 2014	1,810,000	$0.17	$0.13

The following table summarizes information about stock options that are vested or expected to vest at March 31, 2014:

Vested or Expected to Vest					Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

$0.17	1,810,000	$0.17	9.38	$0	0	$0.17	9.38	$0

There are no options with any intrinsic value at March 31, 2014. The weighted-average remaining contractual life for options exercisable at March 31, 2014 is 9.38 years. There were no options exercised and no actual tax benefit realized from stock option exercised during the year ended March 31, 2014.

14. CLIENT FUNDS PASS THRU LIABILITY

The Company collects and receives funds from attendees who register for our clients’ upcoming events. Per the terms of the contracts, the Company remits the balance of funds collected to its clients at 30 and 45 days post event. The Company client funds pass thru liability at March 31, 2014 and 2013 is $397,559 and $221,582, respectively.

15. COMMITMENTS AND CONTINGENCIES

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

16. SUBSEQUENT EVENTS

On April 15, 2014, Company borrowed $250,000 in principle at an interest rate of 26%. The note requires the Company to repay the loan with principal and interest payments of $1,676 with all unpaid principal and interest due in full on September 15, 2014.

On April 29, 2014, Company issued an interest free convertible debenture. The Purchaser of the debenture has advanced the Company $175,000 in principle due three years from issuance. At any time the Purchaser may convert the amount outstanding at a conversion price for each share of Common Stock equal to 65% of the second lowest closing bid price of Common Stock for the 20 trading days immediately preceding the date of conversion of the debenture.

On May 15, 2014, Company borrowed $100,000 at an interest rate of 10.75% from John C. Saber, father of the majority stockholders. The terms of the loan require the Company to repay the loan with monthly principal and interest payments of $4,614 through May 15, 2016.

Management of the Company has evaluated subsequent events through the date these financial statements were issued and determined there are no other subsequent events that require disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Two items noted in the prior year remain material weaknesses, (i) the Company does not have a functioning audit committee and does not have any independent directors on its board of directors resulting in ineffectual oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives.

The following items were noted during the audit of the year ended March 31, 2014:

The Company failed to inform the administrator of its flexible spending account benefit plan that the three officers of the Company had not made any contributions to the plan and were therefore not entitled to receive any reimbursement benefits from the plan. As a result these officers improperly received $13,982 in reimbursement benefits from the plan. An audit adjustment to record the amounts improperly paid to the officers as a reduction to the balances of notes payable to them is reflected in the financial statements.

Two officers loaned proceeds from amounts borrowed from their individual 401(k) plan accounts to the Company. Payments made by the Company directly to the Company’s 401(k) plan administrator to repay the participant loans on behalf of the two officers were improperly charged to accrued payroll rather than as a reduction to the notes payable to these two officers. An audit adjustment totaling $33,135 was recorded to properly reflect these payments as a reduction to the balances of the notes payable to these officers. The improper accounting for these payments is a direct result of one of the officers involve specifically requesting they be accounted for improperly which is a clear indication of management override of controls and lack of independent oversight.

The Company had not properly recorded the discounts and related amortization related to two convertible debt instruments issued during fiscal 2014. Audit adjustments to increase interest expense by a total of $91,345; increase additional paid-in capital by $43,467 and record the related discount of the debt were recorded to correct the applicable balances.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2014.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2014, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President, who is also our principal accounting officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

Two items noted in the prior year remain material weaknesses, (i) the Company does not have a functioning audit committee and does not have any independent directors on its board of directors resulting in ineffectual oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives.

The following items were noted during the audit of the year ended March 31, 2014:

The Company failed to inform the administrator of its flexible spending account benefit plan that the three officers of the Company had not made any contributions to the plan and were therefore not entitled to receive and reimbursement benefits from the plan. As a result these officers improperly received $13,982 in reimbursement benefits from the plan. An audit adjustment to record the amounts improperly paid to the officers as a reduction to the balances of notes payable to them is reflected in the financial statements.

Two officers loaned proceeds from amounts borrowed from their individual 401(k) plan accounts to the Company. Payments made by the Company directly to the Company’s 401(k) plan administrator to repay the participant loans on behalf of the two officers were improperly charged to accrued payroll rather than as a reduction to the notes payable to these two officers. An audit adjustment totaling $33,135 was recorded to properly reflect these payments as a reduction to the balances of the notes payable to these officers. The improper accounting for these payments is a direct result of one of the officers involve specifically requesting they be accounted for improperly which is a clear indication of management override of controls and lack of independent oversight.

The Company had not properly recorded the discounts and related amortization related to two convertible debt instruments issued during fiscal 2014. Audit adjustments to increase interest expense by a total of $91,345; increase additional paid-in capital by $43,467 and record the related discount of the debt were recorded to correct the applicable balances.

The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of March 31, 2014.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2014 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On April 28, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Peak One Opportunity Fund, L.P., a Delaware limited partnership (the “Purchaser”). On April 28, 2014, after the satisfaction of certain closing conditions, the Company offered and sold to the Purchaser for aggregate proceeds of $175,000, a Debenture (the “Debenture”) for a principal amount of $175,000. On April 29, 2014, the Purchaser of the debenture has advanced the Company $175,000 in principle due three years from issuance. At any time the Purchaser may convert the amount outstanding at a conversion price for each share of Common Stock equal to 65% of the second lowest closing bid price of Common Stock for the 20 trading days immediately preceding the date of conversion of the debenture.

On May 15, 2014, Company borrowed $100,000 at an interest rate of 10.75% from John C. Saber, father of the majority stockholders. The terms of the loan require the Company to repay the loan with monthly principal and interest payments of $4,614 through May 15, 2016.

On June 27, 2014, each of Stephen Saber, Nicholas Saber and John Saber agreed with the Company to amend their respective employment agreements to reduce their respective salaries with the Company. Stephen Saber agreed to reduce his salary from $350,000 per year to $250,000 per year. Nicholas Saber agreed to reduce his salary from $275,000 per year to $200,000 per year. John Saber agreed to reduce his salary from $225,000 per year to $200,000 per year. The salary reductions are effective retroactively to January 1, 2014. Additionally, the amendments to each of the three employment agreements removed (i) an automatic increase the base salaries 7% on April 1 of each year and (ii) compensation of a cash bonus equal to 1.5% of all monthly net revenues of the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of our executive officers and directors as of March 31, 2014:

Name	Age	Positions
Stephen Saber	46	Chief Executive Officer and Chairman of the Board of Directors
Nicholas Saber	42	President, Secretary, Treasurer and Director
John Saber	47	Chief Information Officer and Director

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

Stephen Saber
Chief Executive Officer and Chairman of the Board of Directors

Stephen Saber has served as our Chief Executive Officer and Chairman of the Board of Directors, since March 29, 2013. Mr. Saber has served as the Chief Executive Officer and Director of The Pulse Network since its formation in June 2011. From June 1994 until June 2011, Mr. Saber was President of CrossTech Partners and CEO of New Marketing Labs, which merged with The Pulse Network in June 2011. Earlier in his career, he was a managing director at Cambridge Technology Partners (CTP) – one of the fastest growing public IT Services companies. CTP became the leading IT consulting and systems integration firm focused on the deployment of client-server based business applications for Fortune 500 clients. Over the past five years, Mr. Saber has played an advisory role in several major merger and acquisition transactions ranging from $30 million to $450 million in Digital Media and IT. He has also guest lectured in the entrepreneurship program at Babson College. Mr. Saber received his M.B.A. from Harvard Business School and B.A. in Computer Science and Psychology from Harvard University. Mr. Saber’s knowledge of and career at the Pulse Networks led to our conclusion that he should serve as a director in light of our business and structure.

Nicholas Saber
President, Secretary, Treasurer and Director

Nicholas Saber has served as our President, Secretary, and a Director, since March 29, 2013. Mr. Saber has served and President and Director of The Pulse Network since its formation in June 2011. From June 1994 until June 2011, Mr. Saber served as President of CrossTech Media, LLC, managing over 30 events in the technology space, and Chief Operating Officer at Exgenex, a predecessor corporation to The Pulse Network. At CrossTech, Mr. Saber was involved with managing four acquisitions over the past five years. Earlier in his career, Mr. Saber was a management consultant at Coopers and Lybrand, where he sold and managed IT Systems, IS projects, and business reengineering projects for Fortune 1000 companies. Mr. Saber holds a bachelor’s degree in Business from Babson College. Mr. Saber’s knowledge of and career at the Pulse Networks led to our conclusion that he should serve as a director in light of our business and structure.

John Saber
Chief Information Officer and Director

John Saber has served as our Chief Information Officer and a Director, since March 29, 2013. Mr. Saber has served and Chief Information Officer, Vice President of Research and Design, and Director of The Pulse Network since its formation in June 2011. From June 1994 until June 2011, Mr. Saber served as the Vice President for CrossTech Partners, responsible for the design and development of the software-as-a-service platform. Prior to CrossTech Partners, Mr. Saber served as a management consultant for Coopers & Lybrand where he managed projects at Genzyme, AllAmerica Financial, HP, and Fidelity. Mr. Saber has also served as the Director of Systems for McBer & Company (a subsidiary of the Hay Group). Mr. Saber received his Bachelors of Science in MIS and Quantitative Methods, and an MBA with an MIS concentration from Babson College. Mr. Saber’s knowledge of and career at the Pulse Networks led to our conclusion that he should serve as a director in light of our business and structure.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended March 31, 2014, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended March 31, 2014 and 2013:

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years ended March 31, 2014 and 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Stephen Saber; Chief Executive Officer, and Chairman of the Board of Directors (1)	2014 2013	364,028 538,124	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	364.028 538,124

Nicholas Saber; President, Secretary, Treasurer, and Director (2)	2014 2013	295,278 244,911	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	295,278 244,911

John Saber; Chief Information Officer, and Director (3)	2014 2013	257,778 200,001	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	257,778 200,001

(1) Appointed Chief Executive Officer and Chairman of the Board of Directors on March 29, 2013.
(2) Appointed President, Secretary, Treasurer and Director on March 29, 2013.
(3) Appointed Chief Information Officer and Director on March 29, 2013.

There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the fiscal period ended March 31, 2013 and through the date of filing of this Form 10-K. There has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended March 31, 2013 and through the date of filing of this Form 10-K.

EMPLOYMENT AGREEMENTS

In connection with the Company’s March 29, 2013 share exchange with The Pulse Network, the Company entered into five-year employment agreements with its three officers and directors: Stephen Saber, Nicholas Saber and John Saber.

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

Effective January 1, 2014, an amendment was approved to the existing employment agreements with its three officers and directors: Stephen Saber, Nicholas Saber and John Saber.

The amendment to the individual agreements provide for an initial base salary, commencing January 1, 2014, of $250,000 for Stephen Saber, $200,000 for Nicholas Saber, and $200,000 for John Saber. The amendment has removed the provision to automatically increase the officers’ base salaries 7% on April 1 of each year. The amendment also removed providing bonus cash compensation equal to 1.5% of all monthly net revenues of the Company.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of March 31, 2014:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen Saber (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Nicholas Saber (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
John Saber (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Appointed Chief Executive Officer and Chairman of the Board of Directors on March 29, 2013.
(2) Appointed President, Secretary, Treasurer and Director on March 29, 2013.
(3) Appointed Chief Information Officer and Director on March 29, 2013.

We have not compensated our directors for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 31, 2014, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,650,000 shares of our common stock issued and outstanding as of March 31, 2014. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Ownership		Percent of Common Stock (1)
Common Stock	Stephen Saber (2)	62,010,414	(3)	37.5%
Common Stock	Nicholas Saber (4)	43,995,293	(5)	26.6%
Common Stock	John Saber (6)	43,995,293	(7)	26.6%
All directors and executive officers as a group (3 persons)		150,001,000		90.9%

*Unless otherwise noted, the address of each person or entity listed is, c/o The Pulse Network, Inc., 437 Turnpike Street, Canton, Massachusetts 02021.

(1) As of March 31, 2014, we had 165,001,000 shares of common stock outstanding. 1,000 of such shares are reserved for issuance for the conversion of 1,000 shares of Series A Preferred Stock into 1,000 shares of common stock, and 75,000,000 shares are reserved for issuance for the conversion of 15,000,000 shares Series B Preferred Stock into 75,000,000 shares of common stock.

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

Stephen Saber, the Company’s Chief Executive Officer and Chairman of the Board of Directors, is the holder of 31,005,000 shares of common stock of the Company, 414 shares of Series A Preferred Stock (convertible into 414 shares of common stock) of the Company and 6,201,000 shares of Series B Preferred Stock of the Company (convertible into 31,005,000 shares of common stock). Stephen Saber, therefore, controls 62,010,414 shares, or 37.5%, of the outstanding common stock of the Company, on a fully diluted basis.

Nicholas Saber, the Company’s President, Secretary, Treasurer, as well as being a new Director, is the holder of 21,997,500 shares of common stock of the Company, 293 shares of Series A Preferred Stock (convertible into 293 shares of common stock) of the Company and 4,399,500 shares of Series B Preferred Stock of the Company (convertible into 21,997,500 shares of common stock). Nicholas Saber, therefore, controls 43,995,293 shares, or 26.6%, of the outstanding common stock of the Company, on a fully diluted basis.

John Saber, the Company’s Chief Information Officer, as well as being a new Director, is the holder of 21,997,500 shares of common stock of the Company, 293 shares of Series A Preferred Stock (convertible into 293 shares of common stock) of the Company and 4,399,500 shares of Series B Preferred Stock of the Company (convertible into 21,997,500 shares of common stock). John Saber, therefore, controls 43,995,293 shares, or 26.6%, of the outstanding common stock of the Company, on a fully diluted basis.

Stephen Saber, Nicholas Saber and John Saber are brothers.

As a result of the share exchange with Stephen Saber, Nicholas Saber and John Saber, The Pulse Network is now a wholly-owned subsidiary of the Company. Articles of Exchange were filed with the Commonwealth of Massachusetts, effective March 29, 2013.

We operate from leased space, 50% of which is beneficially owned by Stephen Saber and Nicholas Saber, two of our officers and directors. The Company leases its office space under a non-cancelable lease agreement with a related party which expires July 15, 2015. Future minimum rent payment under this agreement are $47,052 for the year ending March 31, 2014, and $11,763 for the year ending March 31, 2015. Total rent expense, including common area, maintenance, taxes, insurance and utilities, was $110,934 and $110,791 for the years ended March 31, 2014 and 2013, respectively.

On February 4, 2014, the Company entered into a new non-cancelable 10 year lease agreement with a related party (32.5% of which is beneficially owned by Stephen Saber and Nicholas Saber, two of our officers and directors) with a commencement date of May 1, 2014. The new space is located at 10 Oceana Way, Norwood, Massachusetts 02062 and has approximately 10,000 square feet of leased space. Future minimum rent payment under this agreement are $10,000 for the year ending March 31, 2014, and $100,000 for the year ending March 31, 2015. For each of the years ending March 31, 2016 through 2024, the minimum rent payment will be $120,000 and $20,000 for the year ending March 31, 2025.

Stephen Saber, Nicholas Saber, and John Saber are owners of Crosstech Partners, LLC – a technology consulting company. For the year ending March 31, 2014, the Company had a loan of $122,158 due to CrossTech Partners, LLC. The loan bears interest at 6.5% and is due in one balloon payment of $133,908 on September 3, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended March 31, 2014 and 2013, the total fees charged to the company for audit services, including quarterly reviews were $109,903 and $69,108, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

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

2.2	Form of Articles of Share Exchange (2)
3.1.1	Form of Articles of Incorporation (1)
3.1.2	Form of Certificate of Amendment to Articles of Incorporation (2)
3.1.3	Form of Certificate of Change (2)
3.1.4	Form of Certificate of Designation for Series A Preferred Stock (2)
3.1.5	Form of Certificate of Designation for Series B Preferred Stock (2)
3.1.6	Form of Amendment to Certificate of Designation for Series B Preferred Stock (2)
3.1.7	Bylaws (1)
4.1	2013 Stock Option Plan (2)
4.2	Convertible Debenture due April 28, 2017
10.1	Amendment No. 1 to Employment Agreement, dated June 27, 2014, by and between the Registrant and Stephen Saber
10.2	Amendment No. 1 to Employment Agreement dated June 27, 2014, by and between the Registrant and Nicholas Saber
10.3	Amendment No. 1 to Employment Agreement dated June 27, 2014, by and between the Registrant and John Saber
21	Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

THE PULSE NETWORK, INC.
(Name of Registrant)

Date: June 30, 2014	By:	/s/ Stephen Saber
Name: Stephen Saber
Title: Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description

2.1
Share Exchange Agreement, dated March 29, 2013, by and among the Registrant, The Pulse Network, Inc., a Massachusetts corporation (“The Pulse Network”), and the holders of common stock of The Pulse Network. (2)

2.2	Form of Articles of Share Exchange (2)
3.1.1	Form of Articles of Incorporation (1)
3.1.2	Form of Certificate of Amendment to Articles of Incorporation (2)
3.1.3	Form of Certificate of Change (2)
3.1.4	Form of Certificate of Designation for Series A Preferred Stock (2)
3.1.5	Form of Certificate of Designation for Series B Preferred Stock (2)
3.1.6	Form of Amendment to Certificate of Designation for Series B Preferred Stock (2)
3.1.7	Bylaws (1)
4.1	2013 Stock Option Plan (2)
4.2	Convertible Debenture due April 28, 2017
10.1	Amendment No. 1 to Employment Agreement, dated June 27, 2014, by and between the Registrant and Stephen Saber
10.2	Amendment No. 1 to Employment Agreement dated June 27, 2014, by and between the Registrant and Nicholas Saber
10.3	Amendment No. 1 to Employment Agreement dated June 27, 2014, by and between the Registrant and John Saber
21	Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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