Form 10-Q
period 2014-06-30
Pulse Network, Inc.
filed 2014-08-14
CIK 1521013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

The number of shares outstanding of the issuer’s common stock, par value $0.01 per share, at August 14, 2014 was 90,700,000 shares.

THE PULSE NETWORK, INC.

THE PULSE NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2014 and MARCH 31, 2014

	June 30,	March 30,
	2014	2014
ASSETS

CURRENT ASSETS:
Cash	$78,064	$118,215
Accounts receivable	476,889	194,212
Prepaid expenses and deposits	10,000	10,529

Total current assets	564,953	322,956

PROPERTY AND EQUIPMENT, net	98,838	114,663

OTHER ASSETS:
Other assets	36,010	36,373

TOTAL ASSETS	$699,801	$473,992

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable - bank	$150,000	$150,000
Accounts payable	336,883	298,219
Accrued compensation	915,769	878,879
Accrued expenses	16,000	42,001
Accounts receivable purchase agreement	193,537	-
Note payable - other	-	10,000
Convertible notes payable - net	118,655	115,404
Current portion of long-term debt	116,667	116,667
Current portion of capital lease obligations	18,900	20,178
Deferred revenue	656,516	484,055
Client funds pass through liability	151,195	397,559
Advances from stockholder	163,179	244,637
Current portion of note payable related party	61,094	19,107
Note payable - stockholders	110,889	108,522
Advances from affiliate	81,504	-
Current portion of deferred compensation	60,628	59,875

Total current liabilities	3,151,416	2,945,103

DEFERRED COMPENSATION, net of current portion	792,358	807,800
LONG TERM DEBT, net of current portion	77,778	106,945
CONVERITBLE DEBENTURE	175,000	-
CAPITAL LEASE OBLIGATIONS, net of current portion	16,009	20,030
RELATED PARTY LOAN	124,154	122,158
NOTE PAYABLE RELATED PARTY, net of current portion	44,098	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
Undesignated convertible preferred stock, authorized 25,000,000 shares designated as follows:
Series A convertible preferred stock, $0.001 par value, authorized,
issued and outstanding 1,000	1	1
Series B convertible preferred stock, $0.001 par value, authorized,
issued and outstanding 15,000,000	15,000	15,000
Common stock: $0.001 par value, authorized, 200,000,000 shares;
issued and outstanding, 90,700,000 and 90,700,000 shares, respectively	90,700	90,700
Additional paid-in capital	517,481	425,767
Accumulated deficit	(4,304,194)	(4,059,512)

Total stockholders' deficiency	(3,681,012)	(3,528,044)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$699,801	$473,992

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

	2014	2013

NET SALES	$721,422	$934,222

COST OF SALES	169,602	228,982

GROSS PROFIT	551,820	705,240

SELLING EXPENSES	61,251	121,186
GENERAL AND ADMINISTRATIVE EXPENSES	574,895	698,101

NET LOSS FROM OPERATIONS	(84,326)	(114,047)

INTEREST EXPENSE	160,356	19,288

NET LOSS	$(244,682)	$(133,335)

NET LOSS PER COMMON SHARE, basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES USED IN PER SHARE
COMPUTATION, basic and diluted	90,700,000	90,114,286

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(244,682)	$(133,335)
Adjustments to reconcile net loss to net cash provided (used for)
by operating activities:
Stock-based compensation	14,310	-
Depreciation	15,825	20,831
Non cash interest expense	85,018	-
Changes in operating assets and liabilities:
Accounts receivable	(282,677)	40,653
Due from affiliates	-	30,003
Prepaid expenses and deposits	529	5,000
Other assets	363	302
Accounts payable	38,664	178,919
Accrued compensation	36,890	207,554
Accrued expenses	(26,001)	(29,898)
Deferred revenue	172,461	(368,880)
Client funds pass through liability	(246,364)	-
Deferred compensation	(14,689)	(11,652)

Net cash used for operating activities	(450,353)	(60,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	80,000
Net proceeds from note payable - bank	-	20,000
Net proceeds from accounts receivable purchase agreement	242,500	-
Repayment of proceeds under accounts receivable purchase agreement	(48,963)	-
Repayment of note payable - other	(10,000)	-
Proceeds from convertible debenture	175,000	-
Repayment of long-term debt	(29,167)	(29,167)
Payments of capital lease obligations	(5,299)	(4,603)
Net repayment of advances from stockholder	(81,458)	(17,033)
Proceeds from note payable related party	100,000	-
Repayment of note payable related party	(13,915)	(6,132)
Advances from affiliate	81,504	-

Net cash provided by financing activities	410,202	43,065

NET DECREASE IN CASH	(40,151)	(17,438)
CASH:
Beginning of period	118,215	31,670

End of period	$78,064	$14,232
SUPPLEMENTAL CASH FLOWS DISCLOSURE
Fair value of beneficial conversion feature recorded in additional paid in capital	$77,405	$-

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	OUTLOOK

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, as of June 30, 2014 the Company has an accumulated deficit of approximately $4,304,000 and has negative working capital of approximately $2,586,000. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of new business opportunities.

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

Concentrations of Sales to Certain Customers – During the three months ended June 30, 2014, the Company had sales to two customers that accounted for approximately 46% of total revenue.

3.	PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2014 and March 31, 2014 consists of the following:

	June 30, 2014	March 31, 2014
Computer equipment	$191,536	$191,536
Audio and video equipment	87,761	87,761
Furniture and fixtures	12,478	12,478
Office equipment	55,189	55,189
Event equipment	82,020	82,020
	428,984	428,984
Accumulated depreciation	(330,146)	(314,321)

Property and equipment, net	$98,838	$114,663

4.	RELATED PARTY TRANSACTIONS

Advances from stockholder at June 30, 2014 and March 31, 2014, respectively, consists of non-interest bearing advances of $163,179 and $244,637 from Stephen Saber. These advances have no set repayment terms.

Note payable related party consists of two loans from John C. Saber, the father of the three majority stockholders. Under the terms of the first note agreement dated January 23, 2013 the Company borrowed $50,000 repayable in twenty-four monthly principal and interest installments of $2,150 through maturity in January 2015. This note accrued interest at 3.042% per annum. The unpaid balance on this note is $10,668 and $19,107 at June 30, 2014 and March 31, 2014, respectively. Under the terms of the second note agreement dated May 15, 2014 the Company borrowed $100,000 repayable in monthly principal and interest installments of $4,614 through maturity in May 2016. This note accrues interest at 10% per annum. The unpaid balance of this note at June 30, 2014 is $94,524.

Related party loan at June 30, 2014 consists of loans previously due to Stephen Saber in the amount of $111,500 and Nicholas C. Saber in the amount of $10,000, and accrued interest of $2,654, totaling $124,154 which were transferred to CrossTech Partners, LLC during the fourth quarter of fiscal 2014. Stephen, Nicholas and John Saber own 100% of Crosstech Partners, LLC. The loan bears interest at 6.5% and matures with all unpaid principal and interest due on September 3, 2015.

Note payable – stockholders consists of a note dated September 3, 2013 under the terms of which the Company borrowed $110,100 from Saber Insurance Trust, of which the three majority stockholders are primary beneficiaries. The loan terms state repayment of the loan was to be made in full by June 1, 2014 including interest at 8.6% per annum. The Company received net proceeds of $103,000 reflecting a discount in the amount of $7,100 representing the interest to be earned over the term of the note. The discount is being amortized through a charge to interest expense using the interest method. During the period ended June 30, 2014, $7,100 of the discount has been amortized through a charge to interest expense.

Advances from affiliate consists of $81,504 and $0 at June 30, 2014 and March 31, 2014, respectively, for advances from Crosstech Partners, LLC with no stated repayment terms.

The Company leases its office space under a non-cancelable lease agreement with a related party which expires July 15, 2014. Future minimum rent payments under this agreement are $3,921. Total rent expense, including common area, maintenance, taxes, insurance and utilities, was $25,578 and $27,090 for three months ended June 30, 2014 and 2013, respectively.

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

Accrued compensation at June 30, 2014 and March 31, 2014 includes $863,622 and $787,510, respectively, of amounts due to the three officers and directors payable under the terms of their employment agreements. These officers have elected to defer receipt of these amounts until the Company is in a better liquidity position.

6.	DEFERRED COMPENSATION

In September 2004 the Company entered into a deferred compensation arrangement with a former stockholder. Under the terms of the arrangement, beginning in January 2005, the former stockholder receives semi-monthly payments of $4,167 through December 2024. The amount included on the Company’s balance sheets at June 30, 2014 and March 31, 2014 represents the net present value of the remaining payments calculated using a discount rate of 5%. The amount of deferred compensation expected to be paid within twelve months of the balance sheet date is classified as a current liability with the remainder classified as non-current. Future maturities of this obligation are as follows:

Year ending June 30:

2015	$60,628
2016	63,733
2017	66,997
2018	70,428
2019	74,035
Thereafter	517,165
Total	$852,986

7.	NOTE PAYABLE - BANK

Note payable – bank consists of a revolving line of credit with Boston Private Bank & Trust Company. Under the terms of the agreement the Company may borrow up to $150,000 and interest accrues at the bank’s base rate plus 1% (4.5% at June 30, 2014) of the outstanding balance. This loan agreement expires on September 30, 2014.

8.	ACCOUNTS RECEIVABLE PURCHASE AGREEMENT

On April 15, 2014, the Company entered into an accounts receivable purchase agreement with Super G Funding, LLC (Super G). Under this agreement the Company received $250,000 in exchange for accounts receivable of the Company totaling $315,000. This agreement is secured by a security interest in substantially all assets of the Company subordinate to the security interest held by Boston Private Bank. The note requires the Company to make daily payments of $1,676 as the accounts receivable sold under the agreement are collected until such time as the full amount has been collected. The Company is accounting for this transaction as if it were short term note payable. Although the terms of the agreement appear to indicate this is a factoring arrangement without recourse, Financial Accounting Standards Board Accounting Standard Codification (ASC) section 860-10-40-5 “Transfers and Servicing of Financial Assets – Derecognition” states that for such a transaction to be considered a transfer certain criteria must be met. The first of these criteria is the transferred financial assets have been isolated from the transferor, put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. Transferred financial assets are isolated in bankruptcy or other receivership only if the transferred financial assets would be beyond the reach of the powers of a bankruptcy trustee or other receiver for the transferor or any of its consolidated affiliates included in the financial statements being presented. Under the Super G agreement Super G’s security interest in the accounts receivable and other assets of the Company is subordinate to that of Boston Private Bank & Trust Company under the Company’s lending arrangements with them. As such the Super G agreement does not appear to result in “isolation of transferred financial assets beyond the reach of the transferor and its creditors.”

9.	NOTE PAYABLE-OTHER

The company received a $50,000 loan on July 26, 2012 in financing related to an exchange agreement which was terminated. The interest rate is 12% per annum. The principle balance of the note has been paid in full as of June 30, 2014. Accrued interest of $10,000 is included in accounts payable and is past due as of June 30, 2014.

10.	CONVERITBLE NOTE PAYABLE

On December 13, 2013 the Company issued a convertible promissory note. The Purchaser of the note has advanced the Company $52,500 in principle net of $2,500 of expense incurred by the purchaser. The principle and unpaid interest accrues at 10% per annum and is due and payable 12 months from the date of issuance. The note is convertible beginning 90 days from issuance at a 37.5% discount to the Volume Weighted Average Price (VWAP) of the common stock for the 10 trading days immediately prior to the conversion date, or the VWAP on the issuance date. The Company has determined there is a beneficial conversion feature of $31,500 as of December 31, 2013 based on the intrinsic value of the beneficial conversion feature as calculated using the VWAP on the issuance date of the note. The value of the beneficial conversion feature has been recorded as a discount to the note on the balance sheet at December 31, 2013 and will be amortized using the interest method through the earliest conversion date. The convertible note payable amount recorded on the Company’s balance sheet includes accrued interest on this note of $2,502 at June 30, 2014. This convertible note was repaid in full on July 7, 2014.

On February 6, 2014 the Company entered into a convertible promissory note agreement with a maximum borrowing limit in the amount of $335,000. The purchaser of the note has advanced the Company $60,000 net of a 10% original issue discount upon closing of this note. The full principle amount of $66,667 at March 31, 2014 and any unpaid interest is due in full on February 6, 2016. Under the terms of the note no interest is due if the note is paid within 180 days of. If the Company does not repay the note within 180 days, a one-time interest charge of 12% shall be applied to the principle sum. The note is convertible from receipt of first payment at a conversion price lesser of $.09 or 60% of the average two lowest closing prices in the 25 trading days previous to the conversion. Upon issuance of the note the Company determined there was a beneficial conversion feature with an intrinsic value of $59,659. The note is convertible as of the effective date of the agreement and therefore the entire discount related to the beneficial conversion feature has been charged to interest expense as of March 31, 2014. The convertible note payable amount recorded on the Company’s balance sheet as of June 30, 2014 includes accrued interest on this note of $3,167 and is net of the unamortized portion of the $6,667 original issue discount of $6,181.

11.	CONVERTIBLE DEBENTURE

On April 29, 2014, the Company issued a non-interest bearing convertible debenture to Peak One Opportunity Fund, L.P. (the Purchaser). The Purchaser of the debenture has advanced the Company $175,000 in principle due three years from the issuance date. At any time the Purchaser may convert the amount outstanding at a conversion rate equal to 65% of the second lowest closing bid price of the Company’s common stock for the 20 trading days immediately preceding the date of conversion of the debenture. The Company determined there was a beneficial conversion feature with an intrinsic value of $77,405 as of June 30, 2014. The debenture is convertible as of the effective date of the agreement and therefore the entire discount related to the beneficial conversion feature has been recorded in additional paid-in capital and charged to interest expense as of June 30, 2014.

12.	CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under capital leases expiring in various years through 2018. The net book value of assets held under capital leases at June 30, 2014 and March 31, 2014 is $38,923 and $43,325 respectively. The annual repayments of capital lease obligations at June 30, 2014 are as follows:

2015	$22,152
2016	11,582
2017	5,968
Total minimum lease payments	39,702
Less amount representing interest	4,793
Present value of minimum lease payments	34,909
Present value of minimum lease payments due within one year	18,900
Present value of net minimum lease payments due beyond on year	$16,009

13.	CLIENT FUNDS PASS THROUGH LIABILITY

The Company collects and receives funds from attendees who register for our clients’ upcoming events. Per the terms of the contracts, the Company remits the balance of funds collected to its clients at 30 and 45 days post event. The Company client funds pass through liability at June 30, 2014 and March 31, 2014 is $151,195 and $397,559 respectively.

14.	STOCK-BASED COMPENSATION

The Company recorded the stock-based compensation expense attributable to options of $14,310 during the three months ended June 30, 2014. There was no stock based compensation recognized during the three months ended June 30, 2013. At June 30, 2014, there was $103,702 unrecognized compensation cost related to non-vested stock options and $57,563 unrecognized compensation related to vested stock options which will be recognized through July 2017.

Summary of Options Activity

	Stock Options
		Weighted
		Average
		Exercise
	Options	Price
Outstanding, April 1, 2014	1,810,000	$-
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(10,000)	$0.17
Outstanding, June 30, 2014	1,800,000	$0.17

15.	COMMITMENTS AND CONTINGENCIES

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

Effective January 1, 2014, amendments were approved to the existing employment agreements with its three officers and directors: Stephen Saber, Nicholas Saber and John Saber.

The amendments to the individual agreements provide for an initial base salary, commencing January 1, 2014, of $250,000 for Stephen Saber, $200,000 for Nicholas Saber, and $200,000 for John Saber. The amendment has removed the provision to automatically increase the officers’ base salaries 7% on April 1 of each year. The amendment also removed providing bonus compensation equal to 1.5% of all monthly net revenues of the Company.

16.	SUBSEQUENT EVENTS

On July 7, 2014, Company entered into a second accounts receivable purchase agreement with Super G under substantially the same terms as the first. This agreement requires the Company to make daily payments of $1,676 as the accounts receivable sold under the agreement are collected until such time as the full amount has been collected.

Management of the Company has evaluated subsequent events through the date these financial statements were issued and determined there are no other subsequent events that require disclosure.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. As used in this quarterly report, the terms "we", "us", "our company", and "Pulse" mean The Pulse Network, Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations for three months ended June 30, 2014 compared to three months ended June 30, 2013.

Revenues and Cost of Revenues

During the three months ended June 30, 2014 and 2013 the Company generated revenues from 2 primary business segments, being:

● Revenues earned from usage of the Pulse Network Platform for management and support of client events or conferences.

● Revenues earned by providing ongoing development and support for client content and digital marketing programs.

Total revenues for the three months ended June 30, 2014 decreased by 22.8% to $721,422 from $934,222 during the three months ended June 30, 2013.

The decrease for the three months ended June 30, 2014 is mainly attributable to the postponement of a hosted conference and the discontinuation of two client’s events.

Deferred revenue at June 30, 2014 increased by 35.6% to $656,516 from $484,055 during the three months ended June, 30, 2013. Deferred revenue at June 30, 2014 is expected to be recognized in the amounts of $201,658 during the second quarter of fiscal 2015, $265,733 during the third quarter of fiscal 2015, and $189,125 during the fourth quarter of fiscal 2015.

Cost of revenues for the three months ended June 30, 2014 decreased by 25.9% to $169,602 from $228,982 during the three months ended June 30, 2013. This decrease is mainly attributable to reduction in revenue as described above.

Selling and Marketing

Selling and marketing expenses for the three months ended June 30, 2014 decreased by 49.5% to $61,251 from $121,186 for the three months ended June 30, 2013. The decrease in selling and marketing expenses is attributable to a decrease in meals and entertainment expense and reduction in sales payroll as a result of a decrease in the number of sales personnel.

General and Administrative

General and administrative expenses for the three months ended June 30, 2014 decreased by 17.6% to $574,895 from $698,101 for the three months ended June 30, 2013. The decrease in general and administrative expenses is mainly attributable to a decrease in marketing payroll as a result of a decrease in the number of marketing personnel, officer’s payroll as a result of reduced officer salaries related to amendments to the officers’ employment agreements, and legal and accounting fees.

General and administrative expenses includes $10,569 of stock-based compensation for the three months ended June 30, 2014 compared to $0 for the three months ended June 30, 2013.

Net Loss Attributable to the Company

The net loss attributable to the Company for the three months ended June 30, 2014 increased 83.5% to ($244,682) compared to ($133,338) for three months ended June 30, 2013. This net loss increase is mainly attributable to the increase in interest expenses related to the beneficial conversion feature recognized on the convertible debenture and interest expenses related to the additional financing activities.

Liquidity and Capital Resources

For the three months ended June 30, 2014 the Company financed its operations with proceeds from convertible debt in the amount of $175,000 and with proceeds of $250,000 from an accounts receivable purchase agreement, and proceeds of $100,000 from a note payable related party. As a result, the Company had a working capital deficit of $2,586,463 on June 30, 2014 compared with a working capital deficit of $2,622,147 at March 31, 2014.

Operating activities used cash of $450,353 in the three months ended June 30, 2014 compared to $60,503 for the three months ended June 30, 2013. There were no investing activities in the three months ended June 30, 2014 or June 30, 2013.

Financing activities provided cash of $410,202 during the three months ended June 30, 2014, compared to $43,065 during the three months ended June 30, 2013.

2014 financing activities primarily consists of proceeds of $250,000 from accounts receivable purchase agreement, $175,000 from a convertible debenture, $100,000 from a note payable related party, and $55,000 from the issuance of a convertible note.

Off-Balance Sheet Arrangements

As of June 30, 2014, the Company had no off balance sheet arrangements that have had or that would be expected to be reasonably likely to have a future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.

During the period ended June 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2014.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any legal proceedings. From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2014, as filed with the Securities and Exchange Commission on June 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

As of June 30, 2014, we are not in default with respect to any indebtedness.

Item 5. Other Information

There is no other information to report at this time.

Item 6. Exhibits.

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
____________________
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

The Pulse Network, Inc.

Date: August 14, 2014	By:	/s/ Stephen Saber
Stephen Saber
Chief Executive Officer (Principal Executive Officer)