Form 10-Q
period 2014-09-30
Pulse Network, Inc.
filed 2014-11-18
CIK 1521013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-54741

THE PULSE NETWORK, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-4798356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Oceana Way Norwood, MA 02062

(Address of principal executive offices) (Zip Code)

(781) 688-8000

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 17, 2014, there were 192,179,331 shares of common stock issued and outstanding, consisting of:  (i) 114,703,331 shares of common stock; (ii) 1,000 shares of common stock issuable upon the conversion of all our currently outstanding shares of Series A Preferred Stock; (iii) 75,000,000 shares of common stock issuable upon the conversion of all of our currently outstanding shares of Series B Preferred Stock; and (iv) 2,475,000 shares of common stock issuable upon the exercise of all of our outstanding warrants and options.

THE PULSE NETWORK, INC.

PART I. FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS.

THE PULSE NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2014 and MARCH 31, 2014

	September 30,	March 31,
	2014	2014
ASSETS

CURRENT ASSETS:
Cash	$12,747	$118,215
Accounts receivable	206,654	194,212
Prepaid expenses and deposits	17,509	10,529

Total current assets	236,910	322,956

PROPERTY AND EQUIPMENT, net	83,556	114,663

OTHER ASSETS:
Other assets	35,648	36,373

TOTAL ASSETS	$356,114	$473,992

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Note payable - bank	$150,000	$150,000
Accounts payable	429,137	298,219
Accrued compensation	1,000,423	878,879
Accrued expenses	24,565	47,392
Accounts receivable purchase agreements	295,472	-
Note payable - other	-	10,000
Convertible notes payable - net	-	115,404
Current portion of long-term debt	116,667	116,667
Current portion of capital lease obligations	16,799	20,178
Deferred revenue	637,908	484,055
Client funds pass through liability	28,206	397,559
Advances from stockholder	101,397	244,637
Current portion of note payable related party	57,662	19,107
Note payable - stockholders	110,100	103,789
Current portion of related party loan	121,500	-
Advances from affiliate	188,500	-
Current portion of deferred compensation	61,389	59,875

Total current liabilities	3,339,725	2,945,761

DEFERRED COMPENSATION, net of current portion	776,722	807,800
LONG TERM DEBT, net of current portion	48,611	106,945
CONVERITBLE DEBENTURE	175,000	-
CAPITAL LEASE OBLIGATIONS, net of current portion	12,683	20,030
RELATED PARTY LOAN	-	121,500
NOTE PAYABLE RELATED PARTY, net of current portion	35,569	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
Undesignated convertible preferred stock, authorized 25,000,000 shares designated as follows:
Series A convertible preferred stock, $0.001 par value, authorized, issued and outstanding 1,000	1	1
Series B convertible preferred stock, $0.001 par value, authorized, issued and outstanding 15,000,000	15,000	15,000
Common stock: $0.001 par value, authorized, 200,000,000 shares; issued and outstanding, 91,200,000 and 90,700,000 shares, respectively	91,200	90,700
Additional paid-in capital	561,177	425,767
Accumulated deficit	(4,699,574)	(4,059,512)

Total stockholders' deficiency	(4,032,196)	(3,528,044)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$356,114	$473,992

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

NET SALES	$483,248	$624,917	$1,204,670	$1,559,139

COST OF SALES	96,857	195,766	266,458	424,748

GROSS PROFIT	386,391	429,151	938,212	1,134,391

SELLING EXPENSES	54,966	181,148	116,218	302,334
GENERAL AND ADMINISTRATIVE EXPENSES	626,929	705,250	1,201,824	1,403,351

NET LOSS FROM OPERATIONS	(295,504)	(457,247)	(379,830)	(571,294)

INTEREST EXPENSE	99,876	32,271	260,232	51,559

NET LOSS	$(395,380)	$(489,518)	$(640,062)	$(622,853)

NET LOSS PER COMMON SHARE, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES USED IN PER SHARE COMPUTATION, basic and diluted	91,200,000	90,436,667	91,123,077	90,276,111

The accompanying notes are an integral part of these consolidated interim financial statements

THE PULSE NETWORK, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(640,062)	$(622,853)
Adjustments to reconcile net loss to net cash provided (used for) by operating activities:
Stock-based compensation	26,506	59,514
Stock-based expense	32,000	-
Depreciation	31,106	38,394
Non cash interest expense	83,716	-
Changes in operating assets and liabilities:
Accounts receivable	(12,442)	66,448
Prepaid expenses and deposits	(6,980)	34,154
Other assets	725	302
Accounts payable	130,918	140,556
Accrued compensation	121,544	487,810
Accrued expenses	(22,827)	(33,688)
Deferred revenue	153,853	14,661
Client funds pass through liability	(369,353)	-
Due to affiliates	-	25,003
Deferred compensation	(29,564)	(25,801)

Net cash provided by (used for) for operating activities	(500,860)	184,500
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	-	(4,596)

Net cash used for investing activities	-	(4,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	140,000
Net proceeds from note payable - bank	-	(30,000)
Net proceeds from accounts receivable purchase agreements	485,000	-
Repayment of proceeds under accounts receivable purchase agreement	(131,024)	-
Repayment of proceeds under accounts receivable purchase agreement - second	(58,504)	-
Repayment from note payable - other	(10,000)	-
Repayment of convertible notes	(115,404)	-
Proceeds from convertible debenture	175,000	-
Repayment of long-term debt	(58,334)	(58,334)
Payments of capital lease obligations	(10,726)	(8,678)
Net proceeds from note payable - stockholders	-	103,789
Repayment of advances from stockholder	(143,240)	(80,033)
Proceeds from note payable related party	100,000	-
Repayment of note payable related party	(25,876)	(12,310)
Advances from affiliate	188,500	-

Net cash provided by financing activities	395,392	54,434

NET INCREASE (DECREASE) IN CASH	(105,468)	234,338
CASH:
Beginning of period	118,215	31,670
End of period	$12,747	$266,008
SUPPLEMENTAL CASH FLOWS DISCLOSURE
Property and equipment acquired through capital lease	$-	$4,693
Fair value of beneficial conversion feature recorded in additional paid in capital	$77,405	$-

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	OUTLOOK

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, as of September 30, 2014 the Company has an accumulated deficit of approximately $4,700,000 and has negative working capital of approximately $3,100,000. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of new business opportunities.

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

Concentrations of Sales to Certain Customers – During the three month period ended September 30, 2014, the Company had sales to three customers A, B, and C that accounted for approximately 50% of total revenue. During the six month period ended September 30, 2014, the Company had sales to three customers A, B, and D that accounted for approximately 51% of total revenue.

3.	PROPERTYAND EQUIPMENT

Property and equipment at September 30, 2014 and March 31, 2014 consists of the following:

	September 30,	March 31,
	2014	2014
Computer equipment	$191,536	$191,536
Audio and video equipment	87,761	87,761
Furniture and fixtures	12,478	12,478
Office equipment	55,189	55,189
Event equipment	82,020	82,020
	428,984	428,984
Accumulated depreciation	(345,428)	(314,321)
Property and equipment, net	$83,556	$114,663

4.	RELATED PARTY TRANSACTIONS

Advances from stockholder at September 30, 2014 and March 31, 2014, respectively, consists of non-interest bearing advances of $101,397 and $244,637 from Stephen Saber. These advances have no set repayment terms.

Note payable related party consists of two loans from John C. Saber, the father of the three majority stockholders. Under the terms of the first note agreement dated January 23, 2013 the Company borrowed $50,000 repayable in twenty-four monthly principal and interest installments of $2,150 through maturity in January 2015. This note accrues interest at 3.042 per annum. The unpaid balance of this note is $8,546 and $19,107 at September 30, 2014 and March 31, 2014, respectively. Under the terms of the second note agreement dated May 15, 2014 the Company borrowed $100,000 repayable in monthly principal and interest installments of $4,614 through maturity in May 2016. This note accrues interest at 10% per annum. The unpaid balance of this note at September 30, 2014 is $84,685.

Related party loan at September 30, 2014 consists of loans previously due to Stephen Saber in the amount of $111,500 and Nicholas C. Saber in the amount of $10,000, and accrued interest of $4,682, totaling $126,182, which was transferred to CrossTech Partners, LLC. Stephen, Nicholas and John Saber own 100% of Crosstech Partners, LLC. The loan bears interest at 6.5% and matures with all unpaid principal and interest due on September 3, 2015.

Note payable – stockholders consists of a note dated September 3, 2013 under the terms of which the Company borrowed $110,100 from Saber Insurance Trust, of which the three majority stockholders are primary beneficiaries. The loan terms state repayment of the loan was to be in full by June 1, 2014 including interest at 8.6% per annum. The Company received net proceeds of $103,000 reflecting a discount in the amount of $7,100 representing the interest to be earned over the term of the note. The discount is being amortized through a charge to interest expense using the interest method. As of June 30, 2014 the discount amount of $7,100 has been amortized in full. During the period ended September 30, 2014, $3,156 of interest expense has been accrued.

Advances from affiliate consists of $188,500 and $0 at September 30, 2014 and March 31, 2014, respectively, for advances from Crosstech Partners, LLC with no stated repayment terms.

The Company leased its office space under a non-cancelable lease agreement with a related party which expired July 15, 2014. Future minimum rent payments under this agreement are $0 for the twelve month period ended September 30, 2015. Total rent expense, including common area, maintenance, taxes, insurance and utilities was $0 and $27,090 for the three month period ended September 30, 2014 and 2013 respectively, and $25,578 and $54,180 for the six month ended September 30, 2014 and 2013, respectively.

On February 4, 2014, the Company entered into a new non-cancelable 10 year lease agreement with a related party (32.5% of which is beneficially owned by Stephen Saber and Nicholas Saber, two of our officers and directors) with a commencement date of May 1, 2014. The new space is located at 10 Oceana Way, Norwood, Massachusetts and has approximately 10,000 square feet of leased space. Future minimum rent payments under this agreement are $120,000 for the twelve month period ending September 30, 2015. For each of the years ending March 31, 2016 through 2024, the minimum rent payment will be $120,000 and $20,000 for the year ending March 31, 2025. Total rent expense, including common area, maintenance, taxes, insurance and utilities was $29,684 and $0 for the three month period ended September 30, 2014 and 2013 respectively, and $29,684 and $0 for the six month period ended September 30, 2014 and 2013, respectively.

5.	ACCRUED COMPENSATION

Accrued compensation for the three and six month period ended September 30, 2014 includes $935,426 and $863,622, respectively, of amounts due to the three officers and directors payable under the terms of their employment agreements.

6.	DEFERRED COMPENSATION

In September 2004 the Company entered into a deferred compensation arrangement with a former stockholder. Under the terms of the arrangement, beginning in January 2005, the former stockholder receives semi-monthly payments of $4,167 through December 2024. The amount included on the Company’s balance sheets at September 30, 2014 and March 31, 2014 represents the net present value of the remaining payments calculated using a discount rate of 5%. The amount of deferred compensation expected to be paid within twelve months of the balance sheet date is classified as a current liability with the remainder classified as non-current. Future maturities of this obligation are as follows:

Year ending September 30:
2015	61,389
2016	64,534
2017	67,839
2018	71,313
2019	74,966
Thereafter	498,070
Total	$838,111

7.	NOTE PAYABLE - BANK

Note payable – bank consists of a revolving line of credit with Boston Private Bank & Trust Company. Under the terms of the agreement the Company may borrow up to $150,000 and interest accrues at the bank’s base rate plus 1% (4.5% at September 30, 2014) of the outstanding balance. This loan agreement expired on September 30, 2014. This loan was repaid in full on October 6, 2014 with proceeds from the TCA Global Credit financing described in note 16.

8.	ACCOUNTS RECEIVABLE PURCHASE AGREEMENTS

On April 15, 2014, the Company entered into an accounts receivable purchase agreement with Super G Funding, LLC (Super G). Under this agreement the Company received $250,000 in exchange for accounts receivable of the Company totaling $315,000. This agreement is secured by a security interest in substantially all assets of the Company subordinate to the security interest held by Boston Private Bank. The note requires the Company to make daily payments of $1,676 as the accounts receivable sold under the agreement are collected until such time as the full amount has been collected. The Company is accounting for this transaction as if it were short term note payable. Although the terms of the agreement appear to indicate this is a factoring arrangement without recourse, Financial Accounting Standards Board Accounting Standard Codification (ASC) section 860-10-40-5 “Transfers and Servicing of Financial Assets – DE recognition” states that for such a transaction to be considered a transfer certain criteria must be met. The first of these criteria is the transferred financial assets have been isolated from the transferor, put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. Transferred financial assets are isolated in bankruptcy or other receivership only if the transferred financial assets would be beyond the reach of the powers of a bankruptcy trustee or other receiver for the transferor or any of its consolidated affiliates included in the financial statements being presented. Under the Super G agreement Super G’s security interest in the accounts receivable and other assets of the Company is subordinate to that of Boston Private Bank & Trust Company under the Company’s lending arrangements with them. As such the Super G agreement does not appear to result in “isolation of transferred financial assets beyond the reach of the transferor and its creditors.” The unpaid balance of this accounts receivable purchase agreement is $111,476 at September 30, 2014.

On July 7, 2014, Company entered into a second accounts receivable purchase agreement with Super G under substantially the same terms as the first. This agreement requires the Company to make daily payments of $1,676 as the accounts receivable sold under the agreement are collected until such time as the full amount has been collected. The unpaid balance of this accounts receivable purchase agreement is $183,996 at September 30, 2014.

9.	NOTE PAYABLE-OTHER

The company received a $50,000 loan on July 26, 2012 in financing related to an exchange agreement which was terminated. The interest rate is 12% per annum. The principle balance of the note has been paid in full as of September 30, 2014. Accrued interest of $10,000 is included in accounts payable and is past due as of September 30, 2014.

10.	CONVERITBLE NOTE PAYABLE

On December 13, 2013 the Company issued a convertible promissory note. The Purchaser of the note has advanced the Company $52,500 in principle net of $2,500 of expense incurred by the purchaser. The note accrues interest at 10% per annum and is due and payable 12 months from the date of issuance. The note is convertible beginning 90 days from issuance at a 37.5% discount to the Volume Weighted Average Price (VWAP) of the common stock for the 10 trading days immediately prior to the conversion date, or the VWAP on the issuance date. The Company has determined there is a beneficial conversion feature of $31,500 as of December 31, 2013 based on the intrinsic value of the beneficial conversion feature as calculated using the VWAP on the issuance date of the note. The value of the beneficial conversion feature has been recorded as a discount to the note on the balance sheet at December 31, 2013 and will be amortized using the interest method through the earliest conversion date. This convertible note was repaid in full on July 7, 2014.

On February 6, 2014 the Company entered into a convertible promissory note agreement with a maximum borrowing limit of $335,000. The purchaser of the note has advanced the Company $60,000 net of a 10% original issue discount upon closing of this note. The full principle amount and any unpaid interest was due in full on February 6, 2016. Upon issuance of the note the Company determined there was a beneficial conversion feature with an intrinsic value of $59,659. The note was convertible as of the effective date of the agreement and therefore the entire discount related to the beneficial conversion feature has been charged to interest expense as of March 31, 2014. This convertible note was repaid in full on August 25, 2014.

11.	CONVERTIBLE DEBENTURE

On April 29, 2014, the Company issued a non-interest bearing convertible debenture. The purchaser of the debenture advanced the Company $175,000 in principle due three years from the issuance date. At any time the purchaser may convert the amount outstanding at a conversion rate equal to 65% of the second lowest closing bid price of the Company’s common stock for the 20 trading days immediately preceding the date of conversion of the debenture. The Company determined there was a beneficial conversion feature with an intrinsic value of $77,405 as of June 30, 2014. The debenture is convertible as of the effective date of the agreement and therefore the entire discount related to the beneficial conversion feature has been recorded in additional paid-in capital and charged to interest expense during the quarter ended June 30, 2014. The Company has also issued 500,000 shares of common stock with an aggregate fair value of $32,000 to the purchaser in connection with this agreement which is included in general and administrative expenses in the statement of operations.

12.	CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under capital leases expiring in various years through 2018. The net book value of assets held under capital leases at September 30, 2014 and March 31, 2014 is $34,521 and $43,325 respectively. The annual repayments of capital lease obligations at September 30, 2014 are as follows:

9

2015	$19,514
2016	9,608
2017	4,143
Total minimum lease payments	33,265
Less amount representing interest	3,783
Present value of minimum lease payments	29,482
Present value of minimum lease payments due within one year	16,799
Present value of net minimum lease payments due beyond one year	$12,683

13.	CLIENT FUNDS PASS THROUGH LIABILITY

The Company collects and receives funds from attendees who register for our clients’ upcoming events. Per the terms of the contracts, the Company remits the balance of funds collected to its clients at 30 and 45 days post event. The Company client funds pass through liability at September 30, 2014 and March 31, 2014 is $28,206 and $397,559 respectively.

14.	STOCK-BASED COMPENSATION

The Company recorded the stock-based compensation expense attributable to options of $12,196 and $26,506 during the three and six month period ended September 30, 2014. There was no stock based compensation recognized during the three months ended September 30, 2013. At September 30, 2014, there was $175,616 unrecognized compensation cost related to non-vested stock options and $58,539 unrecognized compensation related to vested stock options which will be recognized through July 2017.

Summary of Options Activity

	Stock Options
		Weighted
		Average
		Exercise
	Options	Price
Outstanding, July 1, 2014	1,800,000	$-
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(25,000)	$0.17
Outstanding, September 30, 2014	1,775,000	$0.17

15.	COMMITMENTS AND CONTINGENCIES

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

Effective September 26, 2014, amendment No. 2 was approved to the existing employment agreements with its three officers and directors: Stephen Saber, Nicholas Saber and John Saber.

Amendment No. 2 to the individual agreements provide for an initial base salary, commencing September 16, 2014, of $350,000 for Stephen Saber, $275,000 for Nicholas Saber, and $225,000 for John Saber. Amendment No. 2 automatically increases the officers’ base salaries 7% on April 1 of each year. Amendment No. 2 also provides bonus compensation equal to 1.5% of all monthly net revenues of the Company.

16.	SUBSEQUENT EVENTS

On October 3, 2014, the Company’s wholly-owned subsidiary, The Pulse Network, Inc., a Massachusetts corporation (Pulse Massachusetts), entered into a Securities Purchase Agreement, with Mike Koenigs.com, Inc., a Minnesota corporation (“MikeKoenigs.com”), pursuant to which Pulse Massachusetts acquired a 100% membership interest of You Everywhere Now, LLC, a California limited liability company (“You Everywhere Now”). You Everywhere Now, in turn, holds 100% of the membership interests of VoiceFollowUp, LLC, a California limited liability company, and Traffic Geyser, LLC, a California limited liability company. Closing of the transactions under the Securities Purchase Agreement were conditioned upon closing and funding under the Credit Agreement.

On October 6, 2014, the Company borrowed $2,400,000 from TCA Global Credit Master Fund, LP (the “Lender”) pursuant to the terms of a Senior Secured Revolving Credit Facility Agreement, dated September 30, 2014 (the “Credit Agreement”), among the Company, as borrower, and certain of its subsidiaries (the “Subsidiary Guarantors”) as joint and several guarantors, and the Lender. The funds have been and will be used for general corporate purposes, including repayment of certain obligations of the Company. Under the Credit Agreement, the Company may borrow an amount equal to the lesser of 80% of the amount in a certain Lock Box Account (as defined in the Credit Agreement) and the revolving loan commitment, which initially is $1,400,000. The Company may request that the revolving loan commitment be raised by various specified amounts at specified times, up to a maximum of $5,000,000. In each case, the decision to grant any such increase in the revolving loan commitment is at the Lender’s sole discretion. The loan matures on the earlier of March 30, 2015, subject to a six-month extension at the request of the Company, or upon 60 days written notice by the Lender. The Company may prepay the Revolving Loan (as defined in the Credit Agreement), without penalty, provided it is repaid more than 180 days prior to maturity date. If Company prepays more than eighty percent (80%) of the Revolving Loan Commitment within 9 days following the effective date, there is a prepayment penalty equal to 2.5% of the Revolving Loan Commitment (as defined in the Credit Agreement).

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

Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations for three and six month periods ended September 30, 2014 compared to three months ended September 30, 2013.

Revenues and Cost of Revenues

During the three and six month periods ended September 30, 2014 and 2013 the Company generated revenues from 2 primary business segments, being:

•	Revenues earned from usage of the Pulse Network Platform for management and support of client events or conferences.

•	Revenues earned by providing ongoing development and support for client content and digital marketing programs.

Three Months Ended September 30, 2014 and 2013

Total revenues for the three months ended September 30, 2014 decreased by 22.7% to $483,248 from $624,917 during the three months ended September 30, 2013.

The decrease for the three months ended September 30, 2014 is mainly attributable to the postponement of a hosted conference and the discontinuation of one client’s event.

The Company showed a 5.6% growth in revenues earned from usage of the Pulse Network Platform for management and support of client events or conferences during the three months ended September 30, 2014 compared to the same period in the prior year.

Cost of revenues for the three months ended September 30, 2014 decreased by 50.5% to $96,856 from $195,766 during the three months ended September 30, 2013. This decrease is mainly attributable to reduction in revenue as described above and a reduction in advisors payroll.

Six Months Ended September 30, 2014 and 2013

Total revenues for the six months ended September 30, 2014 decreased by 22.7% to $1,204,670 from $1,559,139 during the three months ended September 30, 2013.

The decrease for the six months ended September 30, 2014 is mainly attributable to the postponement of two hosted conferences and the discontinuation of three client’s event.

Cost of revenues for the six months ended September 30, 2014 decreased by 37.3% to $266,458 from $424,748 during the three months ended September 30, 2013. This decrease is mainly attributable to reduction in revenue as described above and reduction in advisors payroll.

Selling and Marketing

Three Months Ended September 30, 2014 and 2013

Selling and marketing expenses for the three months ended September 30, 2014 decreased by 69.7% to $54,966 from $181,147 for the three months ended September 30, 2013. The decrease in selling and marketing expenses is attributable to a reduction in sales payroll and related stock-based compensation expenses.

Six Months Ended September 30, 2014 and 2013

Selling and marketing expenses for the six months ended September 30, 2014 decreased by 61.6% to $116,218 from $302,334 for the six months ended September 30, 2013. The decrease in selling and marketing expenses is attributable to a reduction in sales payroll, related stock-based compensation expenses and decrease in meals entertainment expenses.

General and Administrative

Three Months Ended September 30, 2014 and 2013

General and administrative expenses for the three months ended September 30, 2014 decreased by 11.1% to $626,899 from $705,250 for the three months ended September 30, 2013. The decrease in general and administrative expenses is mainly attributable to a decrease in officer’s payroll and payroll taxes.

General and administrative expenses includes $8,293 of stock-based compensation for the three months ended September 30, 2014 compared to $21,627 for the three months ended September 30, 2013.

Six Months Ended September 30, 2014 and 2013

General and administrative expenses for the six months ended September 30, 2014 decreased by 14.4% to $1,201,824 from $1,403,351 for the six months ended September 30, 2013. The decrease in general and administrative expenses is mainly attributable to a decrease in marketing payroll, officer’s payroll and payroll taxes.

General and administrative expenses includes $18,862 of stock-based compensation for the six months ended September 30, 2014 compared to $21,627 for the six months ended September 30, 2013.

Net Loss Attributable to the Company

Three Months Ended September 30, 2014 and 2013

The net loss attributable to the Company for the three months ended September 30, 2014 decreased 19.2% to $395,380 compared to $489,518 for three months ended September 30, 2013. The decrease is mainly attributable to a decrease in sales payroll.

Six Months Ended September 30, 2014 and 2013

The net loss attributable to the Company for the six months ended September 30, 2014 increased 2.8% to $640,062 compared to $622,853 for six months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2014 the Company’s total current assets were $236,910 and current liabilities were $3,339,725. On September 30, 2014 the Company had an accumulated deficit of $4,699,574. For the six months ended September 30, 2014 the Company financed its operations with proceeds from convertible debt in the amount of $175,000, proceeds from an accounts receivable purchase agreements for $485,000, proceeds from a note payable related party of $100,000, and $188,500 in advances from affiliates. As a result, the Company had a working capital deficit of $3,102,815 on September 30, 2014 compared with a working capital deficit of $2,622,805 at March 31, 2014.

Operating activities used cash of $500,860 in the six months ended September 30, 2014 compared to providing cash of $184,500 for the six months ended September 30, 2013. There were no investing activities in the six months ended September 30, 2014 compared to $4,596 for the six months ended September 30, 2013.

Financing activities provided cash of $395,392 during the six months ended September 30, 2014, compared to $54,434 during the six months ended September 30, 2013.

2014 financing activities primarily consists of proceeds of $485,000 from accounts receivable purchase agreements, $175,000 from a convertible debenture, $100,000 from a note payable related party, $188,500 in advances from affiliates, less repayment of bank debt, accounts receivable purchase agreements, proceeds from note payable, issuance of convertible debt, note payable related party, stockholders borrowings and capital lease obligations.

2013 financing activities primarily consist of proceeds totaling $140,000 from issuance of common stock in a private placement, $103,789 in an interest bearing related party loan, less repayment of bank debt, stockholders borrowings and capital lease obligations.

Off-Balance Sheet Arrangements

As of September 30, 2014, the Company had no off balance sheet arrangements that have had or that would be expected to be reasonably likely to have a future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.

During the period ended September 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2014.

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

EXHIBIT INDEX

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

__________________

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

The Pulse Network, Inc.

Date: November 18, 2014	By:	/s/ Stephen Saber
Stephen Saber
Chief Executive Officer (Principal Executive Officer)

