Form 10-Q
period 2014-12-31
Pulse Network, Inc.
filed 2015-02-17
CIK 1521013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of February 17, 2015, there were 104,502,563 shares of common stock issued and outstanding.

THE PULSE NETWORK, INC.

THE PULSE NETWORK, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

DECEMBER 31, 2014 AND MARCH 31, 2014

	December 31,	March 31,
	2014	2014
ASSETS

CURRENT ASSETS:
Cash	$149,409	$118,215
Accounts receivable	289,907	194,212
Prepaid expenses and deposits	70,874	10,529

Total current assets	510,190	322,956

PROPERTY AND EQUIPMENT, net	131,927	114,663

INTANGIBLE ASSETS, net	1,676,974	-

GOODWILL	744,133	-

DEFERRED FINANCING COSTS, net	448,175	-

OTHER ASSETS:
Other assets	35,285	36,373

TOTAL ASSETS	$3,546,684	$473,992

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable - bank	$-	$150,000
Revolving loan	2,770,987	-
Accounts payable	419,964	298,219
Accrued compensation	1,180,461	878,879
Accrued expenses	538,580	47,392
Note payable - other	-	10,000
Convertible notes payable - net	-	115,404
Current portion of long-term debt	-	116,667
Current portion of capital lease obligations	14,262	20,178
Deferred revenue	483,384	484,055
Client funds pass through liability	27,288	397,559
Advances from stockholder	71,397	244,637
Current portion of note payable related party	52,499	19,107
Note payable - stockholders	110,100	103,789
Current portion of related party loan	121,500	-
Advances from affiliate	196,000	-
Current portion of deferred compensation	62,161	59,875

Total current liabilities	6,048,583	2,945,761

DEFERRED COMPENSATION, net of current portion	760,890	807,800
LONG TERM DEBT, net of current portion	-	106,945
PROMISSORY NOTE	1,250,000	-
CONVERITBLE DEBENTURE	140,000	-
CAPITAL LEASE OBLIGATIONS, net of current portion	9,654	20,030
RELATED PARTY LOAN	-	121,500
NOTE PAYABLE RELATED PARTY, net of current portion	22,507	-

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK, 4,500,000 shares issued and outstanding at December 31, 2014	225,000	-
STOCKHOLDERS' EQUITY (DEFICIENCY):
Undesignated convertible preferred stock, authorized 25,000,000 shares designated as follows:
Series A convertible preferred stock, $0.001 par value, authorized, issued and outstanding 1,000	1	1
Series B convertible preferred stock, $0.001 par value, authorized, issued and outstanding 15,000,000	15,000	15,000
Common stock: $0.001 par value, authorized, 200,000,000 shares; issued and outstanding, 95,387,179 and 90,700,000 shares, respectively	95,387	90,700
Additional paid-in capital	666,729	425,767
Accumulated deficit	(5,687,066)	(4,059,512)

Total stockholders' deficiency	(4,909,949)	(3,528,044)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$3,546,684	$473,992

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

NET SALES	$2,198,574	$1,042,708	$3,403,244	$2,601,847

COST OF SALES	353,117	322,698	619,576	747,446

GROSS PROFIT	1,845,457	720,010	2,783,668	1,854,401

SELLING EXPENSES	144,952	137,441	261,170	439,775
GENERAL AND ADMINISTRATIVE EXPENSES	2,304,550	706,027	3,506,374	2,109,378

NET LOSS FROM OPERATIONS	(604,045)	(123,458)	(983,875)	(694,752)

ACQUISITION RELATED EXPENSE	212,967	-	212,967	-
INTEREST EXPENSE	170,481	25,247	430,712	76,806

NET LOSS	$(987,493)	$(148,705)	$(1,627,554)	$(771,558)

NET LOSS PER COMMON SHARE, basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES USED IN PER SHARE COMPUTATION, basic and diluted	96,523,439	90,700,000	92,923,198	90,406,909

The accompanying notes are an integral part of these consolidated interim financial statements

THE PULSE NETWORK, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,627,554)	$(771,558)
Adjustments to reconcile net loss to net cash provided (used for) by operating activities:
Stock-based compensation	40,246	43,863
Depreciation	48,507	57,326
Amortization of intangible assets	61,776	-
Amortization of deferred financing costs	448,175	-
Non cash consulting expense	61,000	-
Non cash interest expense	83,716	-
Changes in operating assets and liabilities:
Accounts receivable	(66,568)	32,109
Due from affiliates	-	-
Prepaid expenses and deposits	(60,345)	65,711
Other assets	1,088	302
Accounts payable	(93,144)	244,438
Accrued compensation	301,582	575,973
Accrued expenses	401,628	(42,112)
Deferred revenue	(671)	(80,148)
Client funds pass through liability	(370,271)	(192,933)
Due to affiliates	-	(36,997)
Deferred compensation	(44,624)	(40,129)

Net cash used for for operating activities	(815,459)	(144,155)
CASH FLOWS FROM INVESTING ACTIVITIES:

Cash acquired from You Everywhere Now acquisition	202,439	-
Additions to property and equipment	(35,771)	(4,596)

Net cash provided by (used for) investing activities	166,668	(4,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	140,000
Net proceeds from revolving loan	690,045	-
Deferred financing costs	(70,000)	-
Net (repayment) proceeds from note payable - bank	-	20,000
Proceeds from the issuance of convertible notes	-	52,500
Repayment from note payable - other	(10,000)	(20,000)
Repayment of convertible notes	(115,404)	-
Proceeds from convertible debenture	175,000	-
Repayment of long-term debt	(58,334)	(87,500)
Payments of capital lease obligations	(16,292)	(13,827)
Net proceeds from note payable - stockholders	6,311	103,789
Net (repayments to) advances from stockholders	(173,240)	25,944
Proceeds from note payable related party	100,000	-
Repayment of note payable related party	(44,101)	(18,535)
Advances from affiliate	196,000	-

Net cash provided by financing activities	679,985	202,371

NET INCREASE IN CASH	31,194	53,619
CASH:
Beginning of period	118,215	31,670

End of period	$149,409	$85,289
SUPPLEMENTAL CASH FLOWS DISCLOSURE
Acqusition of You Everywhere Now, LLC. assets financed through long and short term debt	$2,297,560	$-
Property and equipment acquired through capital lease	$-	$3,693
Net transfer of advances from stockholder liability to related party loan	$-	$-
Deferred financing costs financed with debt	$450,000	$-
Deferred financing costs settled through the issuance of common stock	$225,000	$-
Deferred financing costs financed with debt	$91,350	$-
Deferred financing costs included in accrued expenses at December 31, 2014	$60,000	$-
You Everywhere Now, LLC. leasehold improvements acquired through debt proceeds	$30,000	$-
Note payable - bank paid with new debt proceeds	$150,000	$-
Long term debt paid with new debt proceeds	$165,000	$-
Convertible debenture converted into common stock	$35,000	$-
Fair value of beneficial conversion feature recorded in additional paid in capital	$77,405	$31,500

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	OUTLOOK

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, as of December 31, 2014 the Company has an accumulated deficit of approximately $5,687,000 and has negative working capital of approximately $5,538,000. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of new business opportunities.

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

Concentrations of Sales to Certain Customers – During the three month and nine month period ended December 31, 2014, the Company had sales to one customer that accounted for approximately 13% of total revenue.

3.	ACQUISTION OF YOU EVERYWHERE NOW, LLC

On October 3, 2014, the Company’s wholly-owned subsidiary, The Pulse Network, Inc., a Massachusetts corporation (Pulse Massachusetts) acquired a 100% membership interest in You Everywhere Now, LLC, a California limited liability company (“You Everywhere Now”) from MikeKoenigs.com Inc. (seller). You Everywhere Now, in turn, holds 100% of the membership interests of VoiceFollowUp, LLC, a California limited liability company, and Traffic Geyser, LLC, a California limited liability company. Closing of the transaction under the Securities Purchase Agreement was conditioned upon closing and funding under the senior secured revolving credit facility agreement with TCA Global Credit Master Fund, LP as described in note 9.

The Company paid consideration to the seller comprised of a promissory note payable to the seller in the amount of $1,250,000 and cash of $1,047,560. The Company assumed liabilities of the seller totaling $244,450. The Company allocated the purchase price to intangible assets with a fair value of $1,738,750, accounts receivable of $29,127 and leasehold improvements of $30,000. The excess of the consideration paid over the fair value of the assets acquired totaling $744,133 has been recorded as goodwill on the Company’s balance sheet at December 31, 2014. The Company has estimated the useful lives of the various identifiable intangible assets acquired to be between two and fifteen years. Intangible assets at December 31, 2014 and March 31, 2014 consist of the following:

	December 31,	March 31,
	2014	2014
Total customer list-active & non-active	$1,299,730	$-
Non-compete agreement	191,900	-
Trademarks	185,340	-
Software/database	61,780	-
	1,738,750	-
Accumulated amortization	61,776	-

Intangible assets, net	$1,676,974	$-

The Company incurred direct cost related to the acquisition of You Everywhere Now totaling $212,967 which is reported in the Company’s statement of operations for the three and nine month periods ended December 31, 2014 as acquisition related expenses.

4.	PROPERTYAND EQUIPMENT

Property and equipment at December 31, 2014 and March 31, 2014 consists of the following:

	December 31,	March 31,
	2014	2014
Computer equipment	$197,033	$191,536
Audio and video equipment	109,072	87,761
Furniture and fixtures	12,478	12,478
Leasehold improvements	30,000	-
Office equipment	55,189	55,189
Event equipment	82,020	82,020
	485,792	428,984
Accumulated depreciation	(353,865)	(314,321)

Property and equipment, net	$131,927	$114,663

5.	RELATED PARTY TRANSACTIONS

Advances from stockholder at December 31, 2014 and March 31, 2014, respectively, consists of non-interest bearing advances of $71,397 and $244,637 from Stephen Saber. These advances have no set repayment terms.

Note payable related party consists of two loans from John C. Saber, the father of the three majority stockholders. Under the terms of the first note agreement dated January 23, 2013 the Company borrowed $50,000 repayable in twenty-four monthly principal and interest installments of $2,150 through maturity in January 2015. This note accrues interest at 3.042% per annum. The unpaid balance of this note is $2,145 and $19,107 at December 31, 2014 and March 31, 2014, respectively. Under the terms of the second note agreement dated May 15, 2014 the Company borrowed $100,000 repayable in monthly principal and interest installments of $4,614 through maturity in May 2016. This note accrues interest at 10% per annum. The unpaid balance of this note at December 31, 2014 is $72,861.

Related party loan at December 31, 2014 consists of loans previously due to Stephen Saber in the amount of $111,500 and Nicholas C. Saber in the amount of $10,000, which was transferred to CrossTech Partners, LLC. Stephen, Nicholas and John Saber own 100% of Crosstech Partners, LLC. The loan bears interest at 6.5% and matures with all unpaid principal and interest due on September 3, 2015.

Note payable – stockholders consists of a note dated September 3, 2013 under the terms of which the Company borrowed $110,100 from Saber Insurance Trust, of which the three majority stockholders are primary beneficiaries. The loan terms state repayment of the loan was to be paid in full by June 1, 2014 including interest at 8.6% per annum. The revised repayment terms state the loan is due in full by June 1, 2015 including interest at 8.6% per annum. The Company received net proceeds of $103,000 reflecting a discount in the amount of $7,100 representing the interest to be earned over the term of the note. The discount is being amortized through a charge to interest expense using the interest method. As of June 30, 2014 the discount amount of $7,100 has been amortized in full.

Advances from affiliate consists of $196,000 and $0 at December 31, 2014 and March 31, 2014, respectively, from Crosstech Partners, LLC with no stated repayment terms.

The Company leased its office space under a non-cancelable lease agreement with a related party which expired July 15, 2014. Total rent expense, including common area, maintenance, taxes, insurance and utilities was $0 and $27,090 for the three month period ended December 31, 2014 and 2013 respectively, and $25,578 and $81,270 for the nine month ended December 31, 2014 and 2013, respectively.

On February 4, 2014, the Company entered into a new non-cancelable 10 year lease agreement with a related party (32.5% of which is beneficially owned by Stephen Saber and Nicholas Saber, two of our officers and directors) with a commencement date of May 1, 2014. The new space is located at 10 Oceana Way, Norwood, Massachusetts and has approximately 10,000 square feet of leased space. Future minimum rent payments under this agreement are $120,000 for the twelve month period ending December 31, 2015. For each of the years ending March 31, 2016 through 2024, the minimum rent payment will be $120,000 and $20,000 for the year ending March 31, 2025. Total rent expense, including common area, maintenance, taxes, insurance and utilities was $34,525 and $0 for the three month period ended December 31, 2014 and 2013 respectively, and $64,309 and $0 for the nine month period ended December 31, 2014 and 2013, respectively.

6.	ACCRUED COMPENSATION

Accrued compensation at December 31, 2014 includes $1,074,541 of amounts due to the three officers and directors payable under the terms of their employment agreements.

7.	DEFERRED COMPENSATION

In September 2004 the Company entered into a deferred compensation arrangement with a former stockholder. Under the terms of the arrangement, beginning in January 2005, the former stockholder receives semi-monthly payments of $4,167 through December 2024. The amount included on the Company’s balance sheets at December 31, 2014 and March 31, 2014 represents the net present value of the remaining payments calculated using a discount rate of 5%. The amount of deferred compensation expected to be paid within twelve months of the balance sheet date is classified as a current liability with the remainder classified as non-current. Future maturities of this obligation are as follows:

Quarter ending December 31:
2015	62,161
2016	63,345
2017	68,671
2018	72,209
2019	75,908
Thereafter	480,757
Total	$823,051

8.	NOTE PAYABLE - BANK

Note payable – bank consisted of a revolving line of credit with Boston Private Bank & Trust Company. Under the terms of the agreement the Company could borrow up to $150,000 and interest accrued at the bank’s base rate plus 1% of the outstanding balance. This loan agreement expired on September 30, 2014. This loan was repaid in full on October 6, 2014 with proceeds from the TCA Global Credit financing described in note 9.

9.	REVOLVING LOAN

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

The loan bears interest at the rate of 11% per annum, and the Company will pay certain fees, as set forth in the Credit Agreement. In addition, the Company paid an additional advisory fee of $450,000 to Lender as of December 31, 2014.

On October 30, 2014, the Company issued to the Lender 4,500,000 shares of redeemable common stock in payment of the advisory fee as stated in the credit agreement. The lender could require the Company to redeem these share for an amount up to $450,000 one year from the effective date of the agreement. On December 16, 2014 the Company and the lender entered into the first amendment to the credit agreement under which the available borrowing amount was increased and the original advisory fee in the amount of $450,000 was added to the outstanding loan amount with the lender and the shares issued on October 30, 2014 were deemed to be in settlement of a new advisory fee in the amount of $225,000. Under the terms of the amendment these shares are redeemable at the option of the lender for an amount up to $225,000 as defined in the agreement. As the redemption option is outside the control of the Company the redemption value of these shares has been recorded in temporary equity on the Company’s balance sheet at December 31, 2014. Including to the advisory fee described above the Company incurred fees totaling $896,350 in order to obtain this debt financing. These fees are being amortized to consulting fees expense over the initial term of the credit agreement which is six months. At December 31, 2014 net deferred financing costs of $448,175 are included on the balance sheet and $448,175 has been included in general and administrative expense for the three and nine month periods ended December 31, 2014.

The balance of the credit loan agreement is $2,770,987 at December 31, 2014.

10.	ACCOUNTS RECEIVABLE PURCHASE AGREEMENTS

On April 15, 2014, the Company entered into an accounts receivable purchase agreement with Super G Funding, LLC (Super G). Under this agreement the Company received $250,000 in exchange for accounts receivable of the Company totaling $315,000. This agreement is secured by a security interest in substantially all assets of the Company subordinate to the security interest held by Boston Private Bank. The note requires the Company to make daily payments of $1,676 as the accounts receivable sold under the agreement are collected until such time as the full amount has been collected. The Company is accounting for this transaction as if it were short term note payable. Although the terms of the agreement appear to indicate this is a factoring arrangement without recourse, Financial Accounting Standards Board Accounting Standard Codification (ASC) section 860-10-40-5 “Transfers and Servicing of Financial Assets – DE recognition” states that for such a transaction to be considered a transfer certain criteria must be met. The first of these criteria is the transferred financial assets have been isolated from the transferor, put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. Transferred financial assets are isolated in bankruptcy or other receivership only if the transferred financial assets would be beyond the reach of the powers of a bankruptcy trustee or other receiver for the transferor or any of its consolidated affiliates included in the financial statements being presented.  As such the Super G agreement does not appear to result in “isolation of transferred financial assets beyond the reach of the transferor and its creditors.” On December 16, 2014 the balance of this accounts receivable purchase agreement including all interest was paid in full.

On July 7, 2014, Company entered into a second accounts receivable purchase agreement with Super G under substantially the same terms as the first. This agreement requires the Company to make daily payments of $1,676 as the accounts receivable sold under the agreement are collected until such time as the full amount has been collected. On December 16, 2014 the balance of this accounts receivable purchase agreement including all interest was paid in full.

11.	NOTE PAYABLE-OTHER

The company received a $50,000 loan on July 26, 2012 in financing related to an exchange agreement which was terminated. The interest rate is 12% per annum. The principle balance of the note has been paid in full as of September 30, 2014. Accrued interest of $10,000 is included in accounts payable and is past due as of December 31, 2014.

12.	CONVERITBLE NOTE PAYABLE

On December 13, 2013 the Company issued a convertible promissory note. The Purchaser of the note advanced the Company $52,500 in principle net of $2,500 of expense incurred by the purchaser. The note accrued interest at 10% per annum and was due and payable 12 months from the date of issuance. The note was convertible beginning 90 days from issuance at a 37.5% discount to the Volume Weighted Average Price (VWAP) of the common stock for the 10 trading days immediately prior to the conversion date, or the VWAP on the issuance date. The Company determined there was a beneficial conversion feature of $31,500 as of December 31, 2013 based on the intrinsic value of the beneficial conversion feature as calculated using the VWAP on the issuance date of the note. The value of the beneficial conversion feature has been recorded as a discount to the note on the balance sheet at December 31, 2013 and was being amortized using the interest method through the earliest conversion date. This convertible note was repaid in full on July 7, 2014.

On February 6, 2014 the Company entered into a convertible promissory note agreement with a maximum borrowing limit of $335,000. The purchaser of the note advanced the Company $60,000 net of a 10% original issue discount upon closing of this note. The full principle amount and any unpaid interest was due in full on February 6, 2016. Upon issuance of the note the Company determined there was a beneficial conversion feature with an intrinsic value of $59,659. The note was convertible as of the effective date of the agreement and therefore the entire discount related to the beneficial conversion feature had been charged to interest expense during the year ended March 31, 2014. This convertible note was repaid in full on August 25, 2014.

13.	CONVERTIBLE DEBENTURE

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

On November 4, 2014, the purchaser elected to convert $35,000 of the principle amount into 2,153,846 shares of the Company’s common stock. The balance of the convertible debenture at December 31, 2014 is $140,000. On January 27, 2015 the purchaser elected to convert $20,000 of the principle amount into 4,615,384 shares of the Company’s common stock.

14.	CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under capital leases expiring in various years through 2018. The net book value of assets held under capital leases at December 31, 2014 and March 31, 2014 is $30,119 and $43,325 respectively. The annual repayments of capital lease obligations at December 31, 2014 are as follows:

2015	$16,445
2016	7,776
2017	1,554
Total minimum lease payments	25,775
Less amount representing interest	1,859
Present value of minimum lease payments	23,916
Present value of minimum lease payments due within one year	14,262
Present value of net minimum lease payments due beyond one year	$9,654

15.	CLIENT FUNDS PASS THROUGH LIABILITY

The Company collects and receives funds from attendees who register for our clients’ upcoming events. Per the terms of the contracts, the Company remits the balance of funds collected to its clients at 30 and 45 days post event. The Company client funds pass through liability at December 31, 2014 and March 31, 2014 is $27,288 and $397,559 respectively.

16.	STOCKHOLDERS’ EQUITY

On April 29, 2014 the Company issued 500,000 shares of its common stock with an aggregate fair value of $32,000 to the purchaser in connection with the agreement in note 13.

On October 15, 2014 the Company also agreed to issue 3,000,000 shares of its common stock as an advisory fee to an agent for its services related to the credit loan agreement. The fair value of these shares was $.02 per share on October 15, 2014. The Company has recorded accrued expenses of $60,000 as of December 31, 2014. This amount is included in the deferred financing costs.

As described in note 9 the Company issued 4,500,000 redeemable common shares to TCA Global Credit Master Fund, LP in payment of advisory fees as defined in the credit agreement. These shares had a fair value of $225,000 on the date of issuance and that value is guaranteed by the Company under the terms of the agreement.

On November 4, 2014 the Company issued 2,153,846 shares of its common stock with a fair value of $0.02 per share on the issuance date to the holder of its outstanding convertible debenture upon election of the holder of the debenture to convert an amount representing outstanding principle of $35,000. See note 13.

On November 22, 2014 the Company issued 2,033,333 shares of its common stock with a fair value on the issuance date of $.03 per share to a consultant for services provided under an agency and broker fee agreement. The Company recorded an expense of $61,000 as a result of the issuance of these shares.

17.	STOCK-BASED COMPENSATION

The Company recorded the stock-based compensation expense attributable to options of $13,740 and $40,246 during the three and nine month period ended December 31, 2014. There was no stock based compensation recognized during the three months ended December 31, 2013. At December 31, 2014, there was $169,762 unrecognized compensation cost related to non-vested stock options and $56,587 unrecognized compensation related to vested stock options which will be recognized through July 2017.

 Summary of Options Activity

	Stock Options
		Weighted
		Average
		Exercise
	Options	Price
Outstanding, October 1, 2014	1,775,000	$-
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(35,000)	$0.17
Outstanding, December 31, 2014	1,740,000	$0.17

18.	COMMITMENTS AND CONTINGENCIES

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

Office Lease Agreement – On October 6, 2014, with the acquisition of You Everywhere Now, LLC., the Company has new office space located at 591 Camino De La Reina, San Diego, CA. The sublease expires on March 31, 2018. Future minimum rent payments under this agreement are $76,113 for the twelve month period ending December 31, 2015. For the year ending March 31, 2016, the minimum rent payment is $76,869, $79,943 for the year ending March 31, 2017, and $83,141 for the year ending March 31, 2018. Total rent expense, including common area, maintenance, taxes, insurance and utilities was $14,015 and $0 for the three and nine month period ended December 31, 2014 and 2013 respectively.

19.	SUBSEQUENT EVENTS

On January 27, 2015, $20,000 of the principle amount of debenture was converted into 4,615,384 shares of common stock.

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

Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations for three and nine month periods ended December 31, 2014 compared to three and nine months ended December 31, 2013.

Revenues and Cost of Revenues

During the three and nine month periods ended December 31, 2014 and 2013 the Company generated revenues from 2 primary business segments, being:

•	Revenues earned from usage of the Pulse Network Platform for management and support of client events or conferences.

•	Revenues earned by providing ongoing development and support for client content and digital marketing programs.

Three Months Ended December 31, 2014 and 2013

Total revenues for the three months ended December 31, 2014 increased by 111% to $2,198,574 from $1,042,708 during the three months ended December 31, 2013.

The increase for the three months ended December 31, 2014 is mainly attributable to the increase in customers from the acquisition of You Everywhere Now, LLC which totaled $1,363,042.

Cost of revenues for the three months ended December 31, 2014 increased by 9.4% to $353,117 from $322,698 during the three months ended December 31, 2013. This increase is mainly attributable to increase in external contractors, client services payroll, and credit card processing fees.

Cost of revenues include $366 of stock-based compensation for the three months ended December 31, 2014 compared to $(5,773) for the three months ended December 31, 2013.

Nine Months Ended December 31, 2014 and 2013

Total revenues for the nine months ended December 31, 2014 increased by 30.8% to $3,403,244 from $2,601,847 during the nine months ended December 31, 2013.

The increase for the nine months ended December 31, 2014 is mainly attributable to the increase in customers from the acquisition of You Everywhere Now, LLC which totaled $1,363,042.

Cost of revenues for the nine months ended December 31, 2014 decreased by 17.1% to $619,756 from $747,446 during the nine months ended December 31, 2013. This decrease is mainly attributable to a decrease in pulse advisors payroll.

Cost of revenues include $936 of stock-based compensation for the nine months ended December 31, 2014 compared to $1,056 for the nine months ended December 31, 2013.

Selling and Marketing

Three Months Ended December 31, 2014 and 2013

Selling and marketing expenses for the three months ended December 31, 2014 increased by 5.5% to $144,952 from $137,441 for the three months ended December 30, 2013. The increase in selling and marketing expenses is attributable to an increase in sales payroll.

Selling and marketing expenses include $3,537 of stock-based compensation for the three months ended December 31, 2014 compared to $(20,529) for the three months ended December 31, 2013.

Nine Months Ended December 31, 2014 and 2013

Selling and marketing expenses for the nine months ended December 31, 2014 decreased by 40.6% to $261,170 from $439,775 for the nine months ended December 31, 2013. The decrease in selling and marketing expenses is attributable to a reduction in sales payroll from having fewer people.

Selling and marketing expenses include $10,611 of stock-based compensation for the nine months ended December 31, 2014 compared to $10,529 for the nine months ended December 31, 2013.

General and Administrative

Three Months Ended December 31, 2014 and 2013

General and administrative expenses for the three months ended December 31, 2014 increased by 226.4% to $2,304,550 from $706,027 for the three months ended December 30, 2013. The increase in general and administrative expenses is mainly attributable to an increase in costs related to financing the acquisition of You Everywhere Now, LLC., IT payroll, commissions, advertising expenses, customer service payroll, and marketing payroll.

General and administrative expenses includes $9,837 of stock-based compensation for the three months ended December 31, 2014 compared to $10,651 for the three months ended December 31, 2013.

Nine Months Ended December 31, 2014 and 2013

General and administrative expenses for the nine months ended December 31, 2014 increased by 66.2% to $3,506,374 from $2,109,378 for the nine months ended December 31, 2013. The increase in general and administrative expenses is mainly attributable to an increase in costs related to financing the acquisition of You Everywhere Now, LLC., IT payroll, commissions, customer service payroll, and advertising expenses.

General and administrative expenses includes $28,699 of stock-based compensation for the nine months ended December 31, 2014 compared to $32,278 for the nine months ended December 31, 2013.

Net Loss Attributable to the Company

Three Months Ended December 31, 2014 and 2013

The net loss attributable to the Company for the three months ended December 31, 2014 increased 564.1% to $987,493 compared to $148,705 for three months ended December 31, 2013. The increase is mainly attributable to costs related to financing of the acquisition of You Everywhere Now, LLC.

Nine Months Ended December 31, 2014 and 2013

The net loss attributable to the Company for the nine months ended December 31, 2014 increased 110.9% to $1,627,544 compared to $771,558 for nine months ended December 31, 2013. The increase is mainly attributable to costs related to financing of the acquisition of You Everywhere Now, LLC.

Liquidity and Capital Resources

As of December 31, 2014 the Company’s total current assets were $510,190 and current liabilities were $6,048,583. On December 31, 2014 the Company had an accumulated deficit of $5,687,066. For the nine months ended December 31, 2014 the Company financed its operations with net proceeds from credit loan agreement in the amount of $690,045, proceeds from convertible debenture in the amount of $175,000, proceeds from a note payable related party of $100,000, and $196,000 in advances from affiliates. As a result, the Company had a working capital deficit of $5,538,393 on December 31, 2014 compared with a working capital deficit of $2,622,805 at March 31, 2014.

Operating activities used cash of $679,985 during the nine months ended December 31, 2014 compared to using cash of $146,522 during the nine months ended December 31, 2013.

There was $166,668 in cash provided by investing activities during the nine months ended December 31, 2014 compared to using cash of $4,596 during the nine months ended December 31, 2013.

Financing activities provided cash of $679,985 during the nine months ended December 31, 2014, compared to $202,371 during the nine months ended December 31, 2013.

2014 financing activities primarily consists of net proceeds of $690,045 from credit loan agreement, $175,000 from a convertible debenture, $100,000 from a note payable related party, $196,000 in advances from affiliates, less repayment of bank debt, accounts receivable purchase agreements, proceeds from note payable, issuance of convertible debt, note payable related party, stockholders borrowings and capital lease obligations.

2013 financing activities primarily consist of proceeds totaling $140,000 from issuance of common stock in a private placement, $103,789 in an interest bearing related party loan, $52,500 from issuance of convertible note, less repayment of bank debt, stockholders borrowings and capital lease obligations.

Off-Balance Sheet Arrangements

As of December 31, 2014, the Company had no off balance sheet arrangements that have had or that would be expected to be reasonably likely to have a future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.

During the period ended December 31, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2014.

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

As of December 31, 2014, we are not in default with respect to any indebtedness.

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

_______________

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

The Pulse Network, Inc.

Date: February 17, 2015	By:	/s/ Stephen Saber
Stephen Saber
Chief Executive Officer (Principal Executive Officer)

