Form 10-K
period 2015-03-31
Pulse Network, Inc.
filed 2015-07-14
CIK 1521013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

Commission File No. 000-54741

THE PULSE NETWORK, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-4798356
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10 Oceana Way

Norwood, Massachusetts 02062

(Address of principal executive offices, zip code)

(781) 688-8000

(Registrant's telephone number, including area code)

437 Turnpike Street

Canton, MA 02062

(former address since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

At March 31, 2015, the end of the Registrant's most recently completed fiscal year, there were 104,502,563 shares of common stock, par value $0.001 per share; 1,000 shares of Series A Preferred Stock, par value $0.001 per share (convertible into 1,000 shares of common stock); and 15,000,000 shares of Series B Preferred Stock, par value $0.001 per share (convertible into 75,000,000 shares of common stock) issued and outstanding.

THE PULSE NETWORK, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of The Pulse Network, Inc., a Nevada corporation, contains "forward-looking statements," as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results.

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

All references in this Form 10-K to the "Company", "The Pulse Network, Inc.", "The Pulse Network", "TPNI", "we", "us," or "our" are to The Pulse Network, Inc.

PART I

ITEM 1. BUSINESS

Our Corporate History and Background

We were incorporated as iSoft International, Inc. on March 9, 2011, in the State of Nevada. Effective March 14, 2013, under the laws of Nevada, we amended our Articles of Incorporation to change our name from "iSoft International, Inc." to "The Pulse Network, Inc." From inception until we completed our reverse acquisition of The Pulse Network, the principal business of the Company was the development and operation of online games for social networking websites. Prior to March 29, 2013 we had never had any revenues and had a limited operating history.

Organization & Subsidiaries

We have one operating subsidiary, The Pulse Network, Inc., a Massachusetts corporation.

Overview of The Pulse Network

Through our wholly owned subsidiary, The Pulse Network was incorporated on December 24, 2008, in Massachusetts. The business of The Pulse Network was originally developed at Exgenex, Inc., a New York corporation ("Exgenex"), formed in April 2002. Exgenex changed its name to "CrossTech Group, Inc." ("CrossTech New York") in February 2008. On December 24, 2008, The Pulse Network was formed in Massachusetts under the name of "CrossTech Group, Inc.", merged (as the surviving corporation) with CrossTech New York on December 31, 2009, and changed its name to "The Pulse Network Inc." on June 2, 2011.

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

The Pulse Network was established in June 1994 and currently operates from offices located at 10 Oceana Way, Norwood, Massachusetts 02062. The Pulse Network's website is www.thepulsenetwork.com.

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

The new platform incorporates flat design, an enhanced layout, new icons and more typography, all of which can be translated to any language, significantly benefiting The Pulse Network's international clients. In addition to the new design, the platform is highly organized for both event marketers and content marketers and combines the registration technology with asset creation, curation, distribution, and management to be used by all types of businesses and consumers. By bringing all of the modules together under one platform, The Pulse Network is releasing a completely unique and powerful tool that will be used for hundreds of global programs on six continents. The fully integrated platform is comprised of three chief features: Event Management, Online Broadcast, and Content Marketing Tools.

ICTG Platform

On October 6, 2014, The Pulse Network acquired You Everywhere Now, LLC, VoiceFollowUp, LLC and Traffic Geyser, LLC (collectively, "ICTG") which are collectively a marketing technology services business. ICTG is complete marketing and follow up automation software. Customers of ICTG set up a lead database and direct an "Instant Customer" on what to do. The instant customer will then automatically follow up with email, SMS/text, direct to voicemail, video, postcards and letters, and even simulated live webinars. Instant Customer does all the follow up automatically, offers a dashboard to monitor how well business is doing, what areas need focus, what areas are strong, and which methods are working most effectively to cut down unneeded marketing costs and increase profit margins.

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

Created by the team that developed the Exgenex (a company formerly operated by Nicholas Saber, Stephen Saber, and John Saber) registration system, The Pulse Network's event management solution was built from the ground up. The single platform approach allows a client to run their entire suite of events, both domestic and international, produced in English or foreign languages in the same master database.

In addition The Pulse Network's capabilities include full event management support -- including show production, a comprehensive speaker management system, with the ability to manage complete speaker processing through the system, from call for papers, to ranking proposals and managing sessions, and Continuing Education Unit (CEU) session tracking and reporting, with full scheduling / tracking of CEU credits, online access for attendees, and email updates.

For lead management, The Pulse Network offers HostMyLeads.com, along with extensive event marketing and mobile capabilities, including lead retrieval, session surveys, product locator, exhibitor layout, and reporting. Since 1994, The Pulse Network team has been providing event technologies, registration and lead generation services to businesses, event organizers and associations of all sizes. Today these solutions include web services and lead management programs to help clients engage with their community across all channels -- online, mobile or face to face.

The Pulse Network's Event Database Solutions include a comprehensive multi-channel SaaS platform for marketing support, registration, housing, management reporting, lead retrieval, online production, event websites, and CEU tracking, along with services for marketing and event management used at events worldwide ranging in size from 50 to 200,000 participants.

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

The Pulse Network's content curation tool is a one-click option that allows anyone across the web to tag an article for use in a content marketing effort. With the loading of a simple plug-in on any browser, customers can allow anyone connected to the organization to click, categorize, and tag an article for use on a digital publication, in a newsletter, or for social sharing and engagement.

The Pulse Network's newsletter creation tool creates a newsletter with 5 simple clicks. No longer does a marketer need to wait for a developer or HTML programmer to program an email newsletter for distribution. Simply choose the content from the content library (content that was curated or loaded into the platform) and in an instant a newsletter has been created and is ready for distribution.

Pulse Networking Events and Conferences

The Pulse Network believes that it has grown to be a leader in producing engaging events related to inbound and content marketing including the Inbound Marketing Summit.

Early Customer Engagement Platform

On June 9, 2014 The Pulse Network announced the release of its Cloud-Based Integrated Platform for Early Customer Engagement. The Pulse Network's platform helps clients create a digital publication, original video centric content, curate content, and build a powerful content marketing program. No longer do clients have to outsource content marketing, The Pulse Network's platform can now do it for them. They can create entire newsletters with just a few clicks, pulling content elements from multiple sources, delivering fresh content each week. With TPNI's new tool, delivering content has never been easier.

The Pulse Network's platform now consists of four modules: Content Marketing, Digital Publication, Webcast Production, and Event Management. These allow clients to engage their current and prospective customers with relevant content and consistent touch points through seamless experiences.

The Pulse Network's Content Marketing Platform provides newsletters for outreach and engagement, a one touch curation tool for curation by multiple authors with the click of a button, and easy and personalized engagements through email, SMS, and social channels.

The Pulse Network's Digital Publication Platform Creator develops digital publications for clients helping generate new prospects with content and programs, increases brand awareness through thought leadership, and nurture prospects into leads through consistent quality engagement.

The Pulse Network's Video Webcast Production Platform engages the audience with live video production, increasing participation with live polls and chats, while tailoring the event with real-time analytics.

The Pulse Network's Event Management Platform creates interactive customer experiences through registration and online engagement, increases registration counts through engagement and social sharing, and increases verification counts through connecting with the audience.

Intellectual Property

We rely on a combination of trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product designs and marks. We do not own patents.

Government Regulation and Approvals

We are not aware of any governmental regulations or approvals required for any of our products.

Employees

As of the date hereof, we have 18 employees who work full-time.

Our Executive Offices

Our executive offices are located at 10 Oceana Way, Norwood, Massachusetts 02062.

ITEM 1A. RISK FACTORS

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 2. PROPERTIES

Our executive offices are currently located at 10 Oceana, Norwood, Massachusetts 02062.

We operate our business from approximately 10,000 square feet of leased space, 32.5% of which is beneficially owned by Stephen Saber and Nicholas Saber collectively, two of our officers and directors. The Company leases its office space under a non-cancelable lease agreement with the related party which expires September 15, 2024.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Since May 3, 2012, our shares of common stock have been quoted on the OTC Bulletin Board and the OTCQB tier of OTC Markets. Since April 12, 2013, our shares of common stock were quoted under the stock symbol "TPNI," and from May 3, 2012 until April 11, 2013, our shares of common stock were quoted under the stock symbol "ISNN." The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW

Fiscal year ended March 31, 2015
Quarter ended March 31, 2015	$0.02	$0.00
Quarter ended December 31, 2014	$0.10	$0.01
Quarter ended September 30, 2014	$0.05	$0.03
Quarter ended June 30, 2014	$0.07	$0.03

Fiscal year ended March 31, 2014
Quarter ended March 31, 2014	$0.11	$0.06
Quarter ended December 31, 2013	$0.50	$0.06
Quarter ended September 30, 2013	$0.60	$0.17
Quarter ended June 30, 2013	$2.50	$0.35

TRANSFER AGENT

Our transfer agent is Empire Stock Transfer of Henderson, Nevada. Their address is 1859 Whitney Mesa Dr., Henderson, Nevada 89014 and their telephone number is (702) 818-5898.

HOLDERS

As of March 31, 2015, the end of the Registrant's most recently completed fiscal year, there were 104,502,563 shares of common stock, par value $0.001 per share, held by approximately 27 holders of record; 1,000 shares of Series A Preferred Stock, par value $0.001 per share (convertible into 1,000 shares of common stock) held by 3 holders of record; and 15,000,000 shares of Series B Preferred Stock, par value $0.001 per share (convertible into 75,000,000 shares of common stock) held by 3 holders of record.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered sales of equity securities during the year ended March 31, 2015 and 700,000 shares of its common stock were issued in a private placement in exchange for cash during the year ended March 31, 2014.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

Effective March 29, 2013, the Company adopted the 2013 Stock Option Plan which provides for the grant of options to acquire shares of common stock of the Company. Stock options granted under this Plan that qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), are referred to in this Plan as "Incentive Stock Options." Incentive Stock Options and stock options that do not qualify under Section 422 of the Code ("Non-Qualified Stock Options") granted under this Plan are referred to collectively as "Options."

This Plan shall be administered initially by the Board of Directors of the Company (the "Board"), except that the Board may, in its discretion, establish a committee composed of two (2) or more members of the Board or two (2) or more other persons to administer the Plan, which committee (the "Committee") may be an executive, compensation or other committee, including a separate committee especially created for this purpose.

Incentive Stock Options may be granted to any individual who, at the time the Option is granted, is an employee of the Company or any Related Corporation.

The Plan Administrator is authorized to grant Options to acquire up to a total of fifteen million (15,000,000) shares of the Company's authorized but unissued, or reacquired, Common Stock.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended March 31, 2015, and 2014, should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. References in this section to "we," "us," "our" or "The Pulse Network" are to the consolidated business of The Pulse Network. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

Critical Accounting Policies and Estimates

The Company's financial statements have been prepared in accordance with U.S. GAAP. In connection with the preparation of the financial statements, the company is required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. It based assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews accounting policies, assumptions, estimates and judgments to ensure that the financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from assumptions and estimates, and such differences could be material.

Results of operations for 2015 compared to 2014.

Revenues and Cost of Revenues

During 2015 and 2014 the Company generated revenues from 5 primary business segments, being:

Revenues earned from usage of the ICTG Platform for software marketing tools, including simulated live webinars.

Revenues earned from our educational marketing products, such as Publish & Profit.

Revenues earned from usage of the Pulse Network Platform for management and support of client events or conferences.

Revenues earned from sponsors and attendees for conferences hosted by the Company.

Revenues earned from providing ongoing development and support for client content and digital marketing programs.

Total revenues for 2015 increased by 50.7% to $5,066,826 from $3,362,811 in 2014. The increase is mainly attributable to the increase in customers from the acquisition of You Everywhere Now, LLC.

Cost of revenues for 2015 increased by 5.3% to $979,823 from $930,161 in 2014. The increase is mainly attributable to the increase in credit card processing fees.

Selling and Marketing

Selling and Marketing expenses for 2015 decreased by 30.5% to $381,144 this was down from $548,129 for 2014. The decrease in selling and marketing expenses is attributable to a reduction in sales employees, stock-based compensation expense, and meals and entertainment expenses from sales related travel.

General and Administrative

General and administrative expenses for 2015 increased by 92.5% to $5,175,759 up from the amount $2,688,656 for 2014. The increase in general and administrative expenses is attributable to an increase in costs related to financing the acquisition of You Everywhere Now, LLC., IT payroll, customer service payroll, amortization expense and commissions.

Net Loss Attributable to the Company

The net loss attributable to the Company for 2015 was $2,290,979 compared to $998,990 for 2014 as a result of the costs related to financing of the acquisition of You Everywhere Now, LLC.

Liquidity and Capital Resources

As of March 31, 2015, the Company's total current assets were $330,362 and total current liabilities were $6,022,753 resulting in a working capital deficit of $5,692,391. On March 31, 2015, the Company had an accumulated deficit of $6,350,491.

For the fiscal year ended March 31, 2015 the Company's accrued payroll balance increased $308,870 as a result of officers deferring receipt of their contractual compensation in order to help provide cash for operations. In addition the Company was able to obtain additional operating capital proceeds from a revolving loan of $156,661 net advances from affiliate of $193,800, proceeds from issuance of convertible debenture of $147,500, and proceeds from a note payable related party of $100,000.

Cash and cash equivalents on March 31, 2015 were $27,524, a decrease of $90,691 from March 31, 2014.

Operating activities used cash of $407,075 in the fiscal year ended March 31, 2015 compared to providing cash of $59,172 during the fiscal year ended March 31, 2014.

The company's investing activity for March 31, 2015 consisted of purchases of a TriCaster upgrade for $30,275, a workstation for $3,245 and tablets for $2,253.

Financing activities provided cash of $149,718 during the year ended March 31, 2015, compared to $31,968 during the year ended March 31, 2014. Financing activities during fiscal 2015 include net proceeds from revolving loan of $156,661, net advances from affiliates of $193,800, proceeds from issuance of convertible debenture of $175,000 and proceeds from a note payable related party of $100,000 partially offset by repayment of note payable -- other of $10,000, repayment of proceeds from issuance of convertible notes $115,404, repayment of advances from stockholders $153,240, repayment of note payable related party of 54,294, and repayment of capital leases of $20,782.

Off-Balance Sheet Arrangements

As of March 31, 2015, the Company had no off balance sheet arrangements that have had or that would be expected to be reasonably likely to have a future material effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Outlook

The Company believes that its future success will depend upon its ability to enhance and grow its business. The Company's current anticipated levels of revenues and cash flow are subject to many uncertainties and cannot be assured. In order to have sufficient cash to meet anticipated requirements for the next twelve months, the Company requires additional financing. The inability to generate sufficient cash from operations or to obtain required additional funds could require the Company to curtail its operations. There can be no assurance that acceptable financing to fund ongoing operations can be obtained on suitable terms, if at all. If the Company is unable to obtain the financing necessary to support its operations, it may be unable to continue as a going concern. In that event, the Company may be forced to cease operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

THE PULSE NETWORK, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors

The Pulse Network, Inc.

10 Oceana Way

Norwood, Massachusetts 02062

We have audited the accompanying consolidated balance sheets of The Pulse Network, Inc. and subsidiaries (the Company) as of March 31, 2015 and 2014 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Pulse Network, Inc. and subsidiaries as of March 31, 2015 and 2014 and the results of their operations, changes in stockholders' equity (deficiency) and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses, has an accumulated deficit of $6,350,491, has a working capital deficit of $5,692,391 and will need additional working capital to accomplish its intended purpose and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stowe & Degon LLC

Westborough, Massachusetts

July 10, 2015

THE PULSE NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2015 AND MARCH 31, 2014

	March 31,	March 31,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash	$27,524	$118,215
Accounts receivable, net of allowance for doubtful accounts of $7,041 and $0 at March 31, 2015 and 2014, respectively	225,253	194,212
Prepaid expenses and deposits	77,585	10,529

Total current assets	330,362	322,956

PROPERTY AND EQUIPMENT, net	87,796	114,663

INTANGIBLE ASSESTS, net	1,615,197	-

GOODWILL	694,133	-

OTHER ASSETS:
Other assets	34,923	36,373

TOTAL ASSETS	$2,762,411	$473,992

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note Payable - bank	$-	$150,000
Revolving loan	2,512,922	-
Accounts payable	661,032	298,219
Accrued compensation	1,187,749	878,879
Accrued expenses	535,309	47,392
Note Payable - other	-	10,000
Converitble note payable - net	-	115,404
Current portion of long-term debt	-	116,667
Current portion of capital lease obligations	11,963	20,178
Deferred revenue	456,115	484,055
Client funds pass thru liability	26,300	397,559
Advances from stockholders	91,397	244,637
Current portion of note payable related party	51,624	19,107
Note Payable - stockholders	110,100	103,789
Current portion of related party loan	121,500	-
Advances from affiliates	193,800	-
Current portion of deferred compensation	62,942	59,875

Total current liabilities	6,022,753	2,945,761

DEFERRED COMPENSATION, net of current portion	744,858	807,800
LONG TERM DEBT, net of current portion	-	106,945
PROMISSORY NOTE	1,170,000	-
CONVERTIBLE DEBENTURE	122,000	-
CAPITAL LEASE OBLIGATIONS, net of current portion	7,463	20,030
RELATED PARTY LOAN, net of current portion	-	121,500
NOTE PAYABLE RELATED PARTY, net of current portion	13,189	-

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK, 4,500,000 shares issued and outstanding at March 31, 2015	225,000	-
STOCKHOLDERS' EQUITY (DEFICIENCY):
Undesignated convertible preferred stock, authorized 25,000,000 shares designated as follows:
Series A convertible preferred stock, $0.001 par value, authorized,
issued and outstanding 1,000	1	1
Series B convertible preferred stock, $0.001 par value, authorized,
issued and outstanding 15,000,000	15,000	15,000
Common stock: $0.001 par value, authorized, 500,000,000 shares;
issued and outstanding, 100,002,563 and 90,700,000 shares, respectively	100,003	90,700
Additional paid-in capital	692,635	425,767
Accumulated deficit	(6,350,491)	(4,059,512)

Total stockholders' deficiency	(5,542,852)	(3,528,044)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,762,411	$473,992

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2015 AND 2014

	2015	2014

NET SALES	$5,066,826	$3,362,811

COST OF SALES	979,823	930,161

GROSS PROFIT	4,087,003	2,432,650

SELLING EXPENSES	381,144	548,129
GENERAL AND ADMINISTRATIVE EXPENSES	5,175,759	2,688,656

NET LOSS FROM OPERATIONS	(1,469,900)	(804,135)

ACQUISITION RELATED EXPENSE	212,967	-
INTEREST EXPENSE	608,112	194,856

NET LOSS	$(2,290,979)	$(998,990)

NET LOSS PER COMMON SHARE, basic and diluted	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES USED IN PER SHARE
COMPUTATION, basic and diluted	95,358,535	90,513,626

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

			Preferred						Additional
	Redeemable Common Stock		Series A		Series B		Common		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance April 1, 2013	-	$-	1,000	$1	15,000,000	$15,000	90,000,000	$90,000	$136,729	$(3,060,522)	$(2,818,792)

Common shares issued in private placement transactions	-	-	-	-	-	-	700,000	700	83,756	-	84,456
Relative fair value of warrants issued in private placement transactions	-	-	-	-	-	-	-	-	55,544	-	55,544
Other stock-based compensation	-	-	-	-	-	-	-	-	58,579	-	58,579
Beneficial conversion feature	-	-	-	-	-	-	-	-	91,159	-	91,159
Net loss	-	-	-	-	-	-	-	-	-	(998,990)	(998,990)

Balance March 31, 2014	-	$-	1,000	$1	15,000,000	$15,000	90,700,000	$90,700	$425,767	$(4,059,512)	$(3,528,044)

Common shares issued as compensation for consulting services	-	-	-	-	-	-	2,033,333	2,034	58,966	-	61,000
Redeemable common stock issued for deferred financing costs	4,500,000	225,000	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	52,767	-	52,767
Common shares issued upon conversion of debt	-	-	-	-	-	-	6,769,230	6,769	46,231	-	53,000
Common shares issued for expenses incurred for issance of convertible debenture	-	-	-	-	-	-	500,000	500	31,500	-	32,000
Fair value of beneficial conversion feature	-	-	-	-	-	-	-	-	77,404	-	77,404
Net loss	-	-	-	-	-	-	-	-	-	(2,290,979)	(2,290,979)

Balance March 31, 2015	4,500,000	$225,000	1,000	$1	15,000,000	$15,000	100,002,563	$100,003	$692,635	$(6,350,491)	$(5,542,852)

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED MARCH 31, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,290,979)	$(998,990)
Adjustments to reconcile net loss to net cash provided (used for)
by operating activities:
Stock-based compensation	52,767	58,579
Depreciation	62,640	73,150
Amortization of intangible assets	123,552	-
Amortization of deferred financing costs	896,350	-
Non cash consulting expense	61,000	-
Non cash interest	83,716	91,159
Changes in operating assets and liabilities:
Accounts receivable	(31,041)	104,628
Prepaid expenses and deposits	(67,056)	55,182
Other assets	1,450	(8,550)
Accounts payable	362,813	50,463
Accrued compensation	308,870	639,792
Accrued expenses	487,917	(20,268)
Deferred revenue	(27,940)	(107,313)
Client funds pass thru	(371,259)	175,977
Deferred compensation	(59,875)	(54,637)

Net cash provided (used) for operating activities	(407,075)	59,172

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from You Everywhere Now acquisition	202,439	-
Additions to property and equipment	(35,773)	(4,595)

Net cash provided by (used for) investing activities	166,666	(4,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	140,000
Net proceeds from note payble-bank	-	20,000
Net proceeds from revolving loan	156,661	-
Deferred financing costs	(70,000)	-
(Repayment) proceeds from note payable - other	(10,000)	(40,000)
Net proceeds from note payable - stockholders	6,311	108,522
Proceeds from the issuance of convertible notes	-	115,404
Repayment of convertible notes	(115,404)	-
Proceeds from convertible debenture	175,000	-
Net repayment of advances from stockholders	(153,240)	(60,088)
Repayment of long-term debt	(58,334)	(116,666)
Proceeds from note payable related party	100,000	-
Repayment of note payable related party	(54,294)	(24,808)
Payments of capital lease obligations	(20,782)	(18,899)
Net advances from affiliates	193,800	(91,497)

Net cash provided by financing activities	149,718	31,968

NET INCREASE (DECREASE) IN CASH	(90,691)	86,545
CASH:
Beginning of period	118,215	31,670

End of period	$27,524	$118,215

SUPPLEMENTAL CASH FLOWS DISCLOSURE
Acqusition of You Everywhere Now, LLC. assets financed through long and short term debt	$2,217,560	$-
Deferred financing costs settled through the issuance of redeemable common stock	$225,000	$-
Note payable - bank paid with new debt proceeds	$150,000	$-
Long-term debt paid with new debt proceeds	$165,000	$-
Property and equipment acquired through capital lease	$-	$3,693
Transfer of advances from stockholder liability to related party loan	$-	$122,158
Convertible debenture converted into common stock	$53,000	$-
Fair value of beneficial conversion feature recorded in additional paid in capital	$77,404	$91,159

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

1. ORGANIZATION AND NATURE OF BUSINESS

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, as of March 31, 2015 the Company has an accumulated deficit of $6,350,491 and has negative working capital of $5,692,391 The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Pulse Network, Inc. (the "Company") was founded in 2002 as Exgenex, Inc., a New York Corporation. In 2008, the Company incorporated in Massachusetts under the name Crosstech Group, Inc. In 2011 the Company changed its name to The Pulse Network, Inc. The Company provides a cloud-based platform focused on content marketing and event solutions.

Pulse Network Management LLC (PNM) is a wholly owned subsidiary of The Pulse Network Inc. PNM's sole function is leasing employees to the Company. The entire workforce of the Company is leased from PNM.

The Pulse Network, Inc., a Massachusetts corporation, also the beneficial owner of The Pulse Network Management, LLC, a Massachusetts limited liability company. The Pulse Network Management, LLC reports all employee and payroll related expenses for The Pulse Network, Inc., a Massachusetts corporation.

Reverse Acquisition of The Pulse Network

On March 29, 2013, the Pulse Network, Inc., formerly known as iSoft International Inc., a Nevada corporation (the "Company"), entered into a Share Exchange Agreement, dated March 29, 2013 (the "Share Exchange Agreement"), by and among the Company, The Pulse Network, Inc., a Massachusetts corporation ("The Pulse Network"), and the holders of common stock of The Pulse Network. The holders of the common stock of The Pulse Network consisted of Stephen Saber, Nicholas Saber and John Saber.

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

Reclassifications - Certain previously reported amounts have been reclassified to conform to the current year's presentation. The reclassification had no effect on the previously reported net income.

Cash- The Company maintains its cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. Bank deposits at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Impairment of Long-Lived Assets - Long-lived assets, such as property, equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. The impairment of long-lived assets requires judgments and estimates. If circumstances change, such estimates could also change.

Concentrations of Sales to Certain Customers - During 2015 the Company did not have sales to any one customer that was approximately 10% of the total revenue during 2015. Accounts receivable from three customers accounted for approximately 70% of total accounts receivable at March 31, 2015.

Revenue Recognition - The Company's revenue consists principally of event platform revenue derived from management of customer events and recognized at the conclusion of the event; event sponsor revenue derived from sponsors of events hosted by the Company and recognized at the conclusion of the event; and content marketing platform and other revenue are derived from providing ongoing solutions related to customer website content and are recognized as services are provided over the life of the contract.

Deferred Revenue - Deferred revenue consists of billings or payments received for future events in advance of revenue recognition. The Company recognizes these billings and payments as revenue when the revenue recognition criteria are met.

Income Taxes - An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carry forwards ("NOLs"). If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

The Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any unrecognized tax benefits or accrued interest and penalties during the years ended March 31, 2015 and 2014 and does not anticipate having any unrecognized tax benefits over the next twelve months. The Company is subject to audit by the IRS for tax periods commencing January 1, 2011.

3. ACQUISTION OF YOU EVERYWHERE NOW, LLC

On October 3, 2014, the Company's wholly-owned subsidiary, The Pulse Network, Inc., a Massachusetts corporation (Pulse Massachusetts) acquired a 100% membership interest in You Everywhere Now, LLC, a California limited liability company ("You Everywhere Now") from MikeKoenigs.com Inc. (seller). You Everywhere Now, in turn, holds 100% of the membership interests of VoiceFollowUp, LLC, a California limited liability company, and Traffic Geyser, LLC, a California limited liability company. Closing of the transaction under the Securities Purchase Agreement was conditioned upon closing and funding under the senior secured revolving credit facility agreement with TCA Global Credit Master Fund, LP as described in note 9.

The Company paid consideration to the seller comprised of a promissory note payable to the seller in the amount of $1,170,000 and cash of $1,047,560 financed through debt proceeds. The Company assumed liabilities of the seller totaling $244,450. The Company allocated the purchase price to intangible assets with a fair value of $1,738,750 and accounts receivable of $29,127. The excess of the consideration paid over the fair value of the assets acquires totaling $694,133 has been recorded as goodwill on the Company's balance sheet at December 31, 2014. The Company has estimated the useful lives of the various identifiable intangible assets acquired to be between two and fifteen years. Intangible assets at March 31, 2015 and March 31, 2014 consist of the following:

March 31,
2015
Total customer list-active & non-active	$1,299,730
Non-compete agreement	191,900
Trademarks	185,340
Software/database	61,779
1,738,749
Accumulated amortization	(123,552)

Intangible assets, net	$1,615,197

The Company incurred direct cost related to the acquisition of You Everywhere Now totaling $212,967 which is reported in the Company's statement of operations for the year ended March 31, 2015 as acquisition related expenses.

4. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2015 and 2014 consists of the following:

	2015	2014
Computer equipment	$197,033	$191,537
Audio and video equipment	109,071	87,761
Furniture and fixtures	12,478	12,478
Office equipment	55,189	55,189
Event equipment	82,020	82,020
	455,791	428,985
Accumulated depreciation	(367,995)	(314,322)

Property and equipment, net	$87,796	$114,663

5. RELATED PARTY TRANSACTIONS

Advances from stockholders at March 31, 2015 and 2014 consists of non-interest bearing advances of $91,397 and $244,637, respectively from Stephen J. Saber.

Note payable related party at March 31, 2015 and 2014 consists of a two loans from John C. Saber, the father of the three majority stockholders. Under the terms of the first note agreement, dated January 23, 2013, the Company borrowed $50,000 repayable in twenty-four monthly principal and interest installments of $2,150. The note bears interest at 3.042% per annum and matured in January 2015. Under the terms of the second note agreement, dated May 15, 2014, the Company borrowed $100,000 repayable in monthly principal and interest installments of $4,614 through maturity in May 2016. The note accrues interest at 10% per annum. The unpaid note payable related party balance is $64,813 and $19,107 at March 31, 2015 and 2014.

Related party loan at March 31, 2015 consists of a loans previously due to Stephen Saber in the amount of $111,500 and Nicholas C. Saber in the amount of $10,000 which were transferred to CrossTech Partners, LLC. Stephen, Nicholas and John Saber own 100% of Crosstech Partners, LLC. The loan bears interest at 6.5% and matures with all unpaid principal and interest due on September 3, 2015.

Note payable - stockholders consists of a note dated September 3, 2013 under the terms of which the Company borrowed $110,100 from Saber Insurance Trust, of which the three majority stockholders are primary beneficiaries. The original loan terms stated repayment of the loan was to be made in full by June 1, 2014 including interest at 8.6% per annum. During the year ended March 31, 2015 the maturity date of the loan was extended to June 30, 2016. The Company received net proceeds of $103,000 reflecting a discount in the amount of $7,100 representing the interest to be earned over the term of the note. The discount was amortized through a charge to interest expense using the interest method over the original term of the loan.

The Company leased its office space under a non-cancelable lease agreement with a related party which expired July 15, 2014. Total rent expense for the expired lease, including common area, maintenance, taxes, insurance and utilities was $25,578 and $110,934 for the years ended March 31, 2015 and 2014 respectively.

On February 4, 2014, the Company entered into a new non-cancelable 10 year lease agreement with a related party (32.5% of which is beneficially owned by Stephen Saber and Nicholas Saber collectively, two of our officers and directors) with a commencement date of May 1, 2014. The new space is located at 10 Oceana Way, Norwood, Massachusetts and has approximately 10,000 square feet of leased space. Rent payments under the initial lease terms were $120,000 per month.

On August 15, 2014, the Company signed the first amendment to the lease agreement. Future minimum rent payments under this agreement are $131,433 for each of the years ending March 31, 2016 through March 31, 2014 and $21,907 for the year ending March 31, 2025.

Total rent expense for the existing lease, including common area, maintenance, taxes, insurance and utilities, was $110,202 and $0 for the years ended March 31, 2015 and 2014, respectively.

6. ACCRUED COMPENSATION

Accrued compensation at March 31, 2015 and 2014 includes $1,187,749 and $878,879, respectively, of amounts due to the three officers and directors payable under the terms of their employment agreements. These officers have elected to defer receipt of these amounts until the Company is in a better liquidity position.

7. DEFERRED COMPENSATION

In September 2004 the Company entered into a deferred compensation arrangement with a former stockholder. Under the terms of the arrangement, beginning in January 2005, the former stockholder receives semi-monthly payments of $4,167 through December 2024. The amount included on the Company's balance sheets at March 31, 2015 and 2014 represents the net present value of the remaining payments calculated using a discount rate of 5%. The amount of deferred compensation expected to be paid within twelve months of the balance sheet date is classified as a current liability with the remainder classified as non-current. Future maturities of this obligation are as follows:

Year ending March 31:
2016	$62,942
2017	66,166
2018	69,554
2019	73,117
2020	76,861
Thereafter	459,160
Total	$807,800

8. NOTE PAYABLE -- BANK

Note payable - bank consists of a revolving line of credit with Boston Private Bank & Trust Company. Under the terms of the agreement the Company may borrow up to $150,000 and interest accrues at the bank's base rate plus 1% (4.5% at March 31, 2014) of the outstanding balance. This loan agreement expired on September 30, 2014. This loan was repaid in full on October 6, 2014 with proceeds from the TCA Global Credit financing described in note 9.

9. REVOLVING LOAN

On October 6, 2014, the Company borrowed $2,400,000 from TCA Global Credit Master Fund, LP (the "Lender") pursuant to the terms of a Senior Secured Revolving Credit Facility Agreement, dated September 30, 2014 (the "Credit Agreement"), among the Company, as borrower, and certain of its subsidiaries (the "Subsidiary Guarantors") as joint and several guarantors, and the Lender. The funds have been and will be used for general corporate purposes, including repayment of certain obligations of the Company. Under the Credit Agreement, the Company may borrow an amount equal to the lesser of 80% of the amount in a certain Lock Box Account (as defined in the Credit Agreement) and the revolving loan commitment, which initially is $1,400,000. The Company may request that the revolving loan commitment be raised by various specified amounts at specified times, up to a maximum of $5,000,000. In each case, the decision to grant any such increase in the revolving loan commitment is at the Lender's sole discretion. The loan matures on the earlier of March 30, 2015, subject to a six-month extension at the request of the Company, or upon 60 days written notice by the Lender. The Company may prepay the Revolving Loan (as defined in the Credit Agreement), without penalty, provided it is repaid more than 180 days prior to maturity date. If Company prepays more than eighty percent (80%) of the Revolving Loan Commitment within 9 days following the effective date, there is a prepayment penalty equal to 2.5% of the Revolving Loan Commitment (as defined in the Credit Agreement).

The loan bears interest at the rate of 11% per annum, and the Company will pay certain fees, as set forth in the Credit Agreement. In addition, the Company paid an additional advisory fee of $450,000 to Lender as of December 31, 2014.

On October 30, 2014, the Company issued to the Lender 4,500,000 shares of redeemable common stock in payment of the advisory fee as stated in the credit agreement. The lender could require the Company to redeem these share for an amount up to $450,000 one year from the effective date of the agreement. On December 16, 2014 the Company and the lender entered into the first amendment to the credit agreement under which the available borrowing amount was increased and the original advisory fee in the amount of $450,000 was added to the outstanding loan amount with the lender and the shares issued on October 30, 2014 were deemed to be in settlement of a new advisory fee in the amount of $225,000. Under the terms of the amendment these shares are redeemable at the option of the lender for an amount up to $225,000 as defined in the agreement. As the redemption option is outside the control of the Company the redemption value of these shares has been recorded in temporary equity on the Company's balance sheet at December 31, 2014. In addition to the advisory fee described above the Company incurred fees totaling $896,350 in order to obtain this debt financing. These fees are included in general and administrative expense as of March 31, 2015.

On April 1, 2015, a second amendment to the Credit Agreement was entered under which additional advisory fees totaling $325,000 were added to the balance of the Revolving Loan and the maturity date was extended to November 1, 2016.

The balance of the revolving loan is $2,512,922 at March 31, 2015.

10. ACCOUNTS RECEIVABLE PURCHASE AGREEMENTS

On April 15, 2014, the Company entered into an accounts receivable purchase agreement with Super G Funding, LLC (Super G). Under this agreement the Company received $250,000 in exchange for accounts receivable of the Company totaling $315,000. This agreement is secured by a security interest in substantially all assets of the Company subordinate to the security interest held by Boston Private Bank. The note requires the Company to make daily payments of $1,676 as the accounts receivable sold under the agreement are collected until such time as the full amount has been collected. The Company is accounting for this transaction as if it were short term note payable. Although the terms of the agreement appear to indicate this is a factoring arrangement without recourse, Financial Accounting Standards Board Accounting Standard Codification (ASC) section 860-10-40-5 "Transfers and Servicing of Financial Assets -- DE recognition" states that for such a transaction to be considered a transfer certain criteria must be met. The first of these criteria is the transferred financial assets have been isolated from the transferor, put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership. Transferred financial assets are isolated in bankruptcy or other receivership only if the transferred financial assets would be beyond the reach of the powers of a bankruptcy trustee or other receiver for the transferor or any of its consolidated affiliates included in the financial statements being presented. Under the Super G agreement Super G's security interest in the accounts receivable and other assets of the Company is subordinate to that of Boston Private Bank & Trust Company under the Company's lending arrangements with them. As such the Super G agreement does not appear to result in "isolation of transferred financial assets beyond the reach of the transferor and its creditors." On December 16, 2014 the balance of this accounts receivable purchase agreement including all interest was paid in full.

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

11. NOTE PAYABLE-OTHER

The company received a $50,000 loan on July 26, 2012 in financing related to an exchange agreement which was terminated. The interest rate is 12% per annum. The principle balance of the note has been paid in full as of March 31, 2015. Accrued interest of $10,000 is included in accounts payable and is past due as of March 31, 2015.

12. CONVERTIBLE NOTE PAYABLE

On December 13, 2013 the Company issued a convertible promissory note. The Purchaser of the note advanced the Company $52,500 in principle net of $2,500 of expense incurred by the purchaser. The note accrued interest at 10% per annum and was due and payable 12 months from the date of issuance. The note was convertible at the election of the holder beginning 90 days from issuance at a 37.5% discount to the Volume Weighted Average Price (VWAP) of the common stock for the 10 trading days immediately prior to the conversion date, or the VWAP on the issuance date. The Company determined there was a beneficial conversion feature of $31,500 on the issuance date based on the intrinsic value of the beneficial conversion feature as calculated using the VWAP on the issuance date of the note. The value of the beneficial conversion feature was been recorded as a discount to the note on the balance sheet on the issuance date and was being amortized using the interest method through the earliest conversion date. This convertible note was repaid in full on July 7, 2014.

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

13. CONVERTIBLE DEBENTURE

On April 29, 2014, the Company issued a non-interest bearing convertible debenture. The purchaser of the debenture advanced the Company $175,000 in principle due three years from the issuance date. At any time the purchaser may convert the amount outstanding at a conversion rate equal to 65% of the second lowest closing bid price of the Company's common stock for the 20 trading days immediately preceding the date of conversion of the debenture. The Company determined there was a beneficial conversion feature with an intrinsic value of $77,404 on the issuance date. The debenture is convertible as of the effective date of the agreement and therefore the entire discount related to the beneficial conversion feature was recorded in additional paid-in capital and charged to interest expense during the quarter ended June 30, 2014. The Company also issued 500,000 shares of common stock with an aggregate fair value of $32,000 to the purchaser in connection with this agreement which is included in general and administrative expenses in the statement of operations for the year ended March 31, 2015.

On November 4, 2014, the purchaser elected to convert $35,000 of the principle amount into 2,153,846 shares of the Company's common stock. On January 27, 2015 the purchaser elected to convert $18,000 of the principle amount into 4,615,384 shares of the Company's common stock.The balance of the convertible debenture at March 31, 2015 is $122,000. On April 30, 2015 the original purchaser of this convertible debenture sold the note to a third party for $122,000.

14. INCOME TAXES

The Company had federal NOL carry forwards of approximately $3.3 million, resulting in a deferred tax asset of approximately $1.3 million, at March 31, 2015. The NOL is available to offset future taxable income and begins to expire in 2035. Under Section 382 of the Internal Revenue Code, the NOL may be limited as a result of a change in control. At March 31, 2015 the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the years ended March 31, 2015 and 2014, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

15. CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under capital leases expiring in various years through 2018. The net book value of assets held under capital leases at March 31, 2015 and 2014 is $25,716 and $43,325, respectively. The annual repayments of capital lease obligations at March 31, 2015 are as follows:

2016	14,070
2017	6,471
2018	1,036
Total minimum lease payments	21,577
Less amount representing interest	2,151
Present value of minimum lease payments	19,426
Present value of minimum lease payments due within one year	11,963
Present value of net minimum lease payments due beyond one year	$7,463

16. STOCKHOLDERS' EQUITY

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

On October 15, 2014 the Company agreed to issue 3,000,000 shares of its common stock at a date to be determined in the future, as an advisory fee to an agent for its services related to the credit loan agreement. The fair value of these shares was $.02 per share on October 15, 2014. The Company an accrued liability and consulting expense of $60,000 on October 15, 2014. At March 31, 2015 the fair value of the Company's shares was $0.0034 per share. As a result the Company reduced the liability and related expense by $49,800 to $10,200 at March 31, 2015.

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

On January 27, 2015, the Company issued 4,615,384 shares of its common stock with a fair value of $.006 per share on the issuance date to the holder of its outstanding convertible debenture upon election of the holder of the debenture to convert an amount representing outstanding principle of $18,000. See note 13.

17. STOCK OPTION GRANTS

On March 29, 2013, the Board of Directors of the Company approved and adopted the terms and provisions of a 2013 Stock Option Plan for the Company. An aggregate of 15,000,000 shares of the Company's common stock are initially reserved for issuance upon exercise of nonqualified and/or incentive stock options which may be granted under the 2013 Stock Option Plan.

On August 12, 2013 the Company granted options to purchase 4,135,000 shares of its common stock to its employees. These options have a 10-year term and were granted with an exercise price of $0.17. The option shares vest over four years beginning April 3, 2013, As of March 31, 2015, 857,500 options had vested. All vested options are exercisable, in full or in part, at any time after vesting, until three months post termination of employment. The Company has recorded the stock-based compensation expense attributable to options of $52,767 and $58,579 as of March 31, 2015 and 2014, respectively. As of March 31, 2015, there is $111,548 unrecognized compensation cost related to non-vested stock options which is expected to be recognized through July 2017.

No stock options were granted during the year ended March 31, 2015.

The following table summarizes the Company's stock option activity during the year ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted- Average Grant-Date Fair Value

Non-vested as of March 31, 2014	1,810,000	$0.17	$0.13
Granted
Forfeited	(75,000)	$-	$0.13
Vested	-	$0.17	$-

Non-vested as of March 31, 2015	1,715,000	$0.17	$0.13

The following table summarizes information about stock options that are vested or expected to vest at March 31, 2015:

Vested or Expected to Vest					Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

$0.17	1,810,000	$0.17	9.38	$0	0	$0.17	9.38	$0

There are no options with any intrinsic value at March 31, 2015. The weighted-average remaining contractual life for options exercisable at March 31, 2014 is 8.38 years. There were no options exercised and no actual tax benefit realized from stock option exercised during the year ended March 31, 2015.

18. CLIENT FUNDS PASS THRU LIABILITY

The Company collects and receives funds from attendees who register for our clients' upcoming events. Per the terms of the contracts, the Company remits the balance of funds collected to our clients at 30 and 45 days post event. The Company client funds pass thru liability at March 31, 2015 and 2014 is $26,300 and $397,559, respectively.

19. COMMITMENTS AND CONTINGENCIES

Employment agreements - On April 1, 2013 the Company entered into employment agreements with three of its executive stockholders. Each of these agreements has a five year term beginning April 1, 2013 and ending on April 1, 2018. Unless otherwise terminated each of these agreements shall annually extend for one additional year beginning on the second anniversary date of each agreement. Compensation under these agreements is as follows.

Stephen Saber, chief executive officer of the Company is to receive an annual base salary of $350,000 and a monthly bonus equal to 1.5% of all monthly net revenues of the Company. The bonus is to be paid within fifteen days of the end of each month. If the executive is terminated other than for cause, the executive is entitled to an amount equal to the executive's annual base salary in effect at the time of termination.

Nicholas Saber, president of the Company is to receive an annual base salary of $275,000 and a monthly bonus equal to 1.5% of all monthly net revenues of the Company. The bonus is to be paid within fifteen days of the end of each month. If the executive is terminated other than for cause, the executive is entitled to an amount equal to the executive's annual base salary in effect at the time of termination.

John Saber, chief information officer of the Company is to receive an annual base salary of $225,000 and a monthly bonus equal to 1.5% of all monthly net revenues of the Company. The bonus is to be paid within fifteen days of the end of each month. If the executive is terminated other than for cause, the executive is entitled to an amount equal to the executive's annual base salary in effect at the time of termination.

Separation Agreement - On March 10, 2015, the Company terminated the employment agreement with Michael Koenigs, seller of You Everywhere Now, LLC. As part of the separation agreement, both parties agreed to a settled amount of $279,566 payable to Michael Koenigs. As of March 31, 2015, the Company had a balance of $259,566 in accrued expenses related to the separation agreement.

The Company also transferred certain equipment and furniture, located at the Company office at 591Camino De La Reina, Suite 1210, San Diego, CA 92108, with an agreed fair value of $80,000 to Seller. As a result, the amount of goodwill recorded by the Company as part of the acquisition of You Everywhere Now, LLC was reduced by $50,000 and the fixed assets recorded in the acquisition in the amount of $30,000 were removed from the Company's balance sheet. The amount due under the promissory note payable to Michael Koenigs, seller of You Everywhere Now, LLC was also reduced by $80,000 as of March 31, 2015.

The Company has also agreed to transfer the office sublease agreement for the office space located at 591 Camino De La Reina, San Diego, CA to Michael Koenigs, at a rent of $3,000 per month. The sublease agreement expires on March 31, 2018. Future minimum rent payments under the separation agreement are $36,000 for each of the twelve month periods ending March 31, 2016 through March 31, 2018 Total rent expense, including common area, maintenance, taxes, insurance and utilities was $25,783 and $0 for the year ended March 31, 2015 and 2014 respectively.

20. SUBSEQUENT EVENTS

On May 22, 2015, the Company and Saber Insurance Trust agreed to extend the loan repayment due date from June 1, 2014 to June 30, 2016, including interest at 8.6% per annum.

On June 15, 2015, the Company issued an aggregate of 27,205,884 shares of common stock to Stephen Saber, Nicholas Saber and John Saber, the Company's three officers and directors, at a purchase price of $0.0034 per share, for aggregate cash proceeds of $92,500.

Stephen Saber, the Company's Chief Executive Officer and a Director, purchased 11,246,912 of these shares for $38,240; Nicholas Saber, the Company's President, Secretary, Treasurer and a Director, purchased 7,979,486 of these shares for $27,130; and John Saber, the Company's Chief Information Officer and a Director, purchased 7,979,486 of these shares for $27,130.

The offering was made pursuant to the exemption from registration afforded by Section 4(a) (2) of the Securities Act of 1933, as amended, in a nonpublic offering to three sophisticated offerees who had access to registration-type of information.

On June 23, 2015, the Company issued an aggregate of 22,058,824 shares of common stock to Stephen Saber, Nicholas Saber and John Saber, the Company's three officers and directors, at a purchase price of $0.0034 per share, for aggregate cash proceeds of $75,000.

Stephen Saber, the Company's Chief Executive Officer and a Director, purchased 9,119,118 of these shares for $31,004; Nicholas Saber, the Company's President, Secretary, Treasurer and a Director, purchased 6,469,853 of these shares for $21,998 and John Saber, the Company's Chief Information Officer and a Director, purchased 6,469,853 of these shares for $21,998.

The offering was made pursuant to the exemption from registration afforded by Section 4(a) (2) of the Securities Act of 1933, as amended, in a nonpublic offering to three sophisticated offerees who had access to registration-type of information.

Management of the Company has evaluated subsequent events through the date these financial statements were issued and determined there are no other subsequent events that require disclosure.

ITEM 9A. CONTROLS AND PROCEDURE

Two items noted in the prior year remain material weaknesses, (i) the Company does not have a functioning audit committee and does not have any independent directors on its board of directors resulting in ineffectual oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2015.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2015, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's President, who is also our principal accounting officer and principal financial officer, and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework. Based on that evaluation, completed by Stephen Saber, our Chief Executive Officer, who is our principal executive officer, and also our principal accounting officer and principal financial officer, Mr. Saber concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

(i) the Company does not have a functioning audit committee and does not have any independent directors on its board of directors resulting in ineffectual oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; (iii) the Company has ineffective controls over its period end financial disclosure and reporting processes.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of our executive officers and directors as of March 31, 2015:

Name	Age	Positions
Stephen Saber	47	Chief Executive Officer and Chairman of the Board of Directors
Nicholas Saber	43	President, Secretary, Treasurer and Director
John Saber	48	Chief Information Officer and Director

The directors named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Stephen Saber

Chief Executive Officer and Chairman of the Board of Directors

Stephen Saber has served as our Chief Executive Officer and Chairman of the Board of Directors, since March 29, 2013. Mr. Saber has served as the Chief Executive Officer and Director of The Pulse Network since its formation in June 2011. From June 1994 until June 2011, Mr. Saber was President of CrossTech Partners and CEO of New Marketing Labs, which merged with The Pulse Network in June 2011. Earlier in his career, he was a managing director at Cambridge Technology Partners (CTP) - one of the fastest growing public IT Services companies. CTP became the leading IT consulting and systems integration firm focused on the deployment of client-server based business applications for Fortune 500 clients. Over the past five years, Mr. Saber has played an advisory role in several major merger and acquisition transactions ranging from $30 million to $450 million in Digital Media and IT. Mr. Saber received his M.B.A. from Harvard Business School and B.A. in Computer Science and Psychology from Harvard University. Mr. Saber's knowledge of and career at the Pulse Network led to our conclusion that he should serve as a director in light of our business and structure.

Nicholas Saber

President, Secretary, Treasurer and Director

Nicholas Saber has served as our President, Secretary, and a Director, since March 29, 2013. Mr. Saber has served and President and Director of The Pulse Network since its formation in June 2011. From June 1994 until June 2011, Mr. Saber served as President of CrossTech Media, LLC, managing over 30 events in the technology space, and Chief Operating Officer at Exgenex, a predecessor corporation to The Pulse Network. At CrossTech, Mr. Saber was involved with managing four acquisitions over the past five years. Earlier in his career, Mr. Saber was a management consultant at Coopers and Lybrand, where he sold and managed IT Systems, IS projects, and business reengineering projects for Fortune 1000 companies. Mr. Saber holds a bachelor's degree in Business from Babson College. Mr. Saber's knowledge of and career at the Pulse Network led to our conclusion that he should serve as a director in light of our business and structure.

John Saber

Chief Information Officer and Director

John Saber has served as our Chief Information Officer and a Director, since March 29, 2013. Mr. Saber has served and Chief Information Officer, Vice President of Research and Design, and Director of The Pulse Network since its formation in June 2011. From June 1994 until June 2011, Mr. Saber served as the Vice President for CrossTech Partners, responsible for the design and development of the software-as-a-service platform. Prior to CrossTech Partners, Mr. Saber served as a management consultant for Coopers & Lybrand where he managed projects at Genzyme, AllAmerica Financial, HP, and Fidelity. Mr. Saber has also served as the Director of Systems for McBer & Company (a subsidiary of the Hay Group). Mr. Saber received his Bachelors of Science in MIS and Quantitative Methods, and an MBA with an MIS concentration from Babson College. Mr. Saber's knowledge of and career at the Pulse Network led to our conclusion that he should serve as a director in light of our business and structure.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company's Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of three members, none of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities and relationships as they may relate to us and our management.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended March 31, 2015, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our executive officers (collectively, the "Named Executive Officers") in the fiscal years ended March 31, 2015 and 2014:

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years ended March 31, 2015 and 2014.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)*	Option Awards ($) *	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation ($)	All Other Compensation($)	Total ($)

Stephen Saber;	2015	364,287	-0-	-0-	-0-	-0-	-0-	-0-	364,287
Chief Executive Officer, and	2014	364,028	-0-	-0-	-0-	-0-	-0-	-0-	364,028
Chairman of the Board of Directors (1)

Nicholas Saber;	2015	300,745	-0-	-0-	-0-	-0-	-0-	-0-	300,745
President, Secretary,	2014	295,278	-0-	-0-	-0-	-0-	-0-	-0-	295,278
Treasurer, and Director (2)

John Saber;	2015	273,662	-0-	-0-	-0-	-0-	-0-	-0-	273,662
Chief Information Officer,	2014	257,778	-0-	-0-	-0-	-0-	-0-	-0-	257,778
and Director (3)

__________

(1) Appointed Chief Executive Officer and Chairman of the Board of Directors on March 29, 2013.

(2) Appointed President, Secretary, Treasurer and Director on March 29, 2013.

(3) Appointed Chief Information Officer and Director on March 29, 2013.

There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the fiscal period ended March 31, 2015 and through the date of filing of this Form 10-K. There has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended March 31, 2015 and through the date of filing of this Form 10-K.

EMPLOYMENT AGREEMENTS

In connection with the Company's March 29, 2013 share exchange with The Pulse Network, the Company entered into five-year employment agreements with its three officers and directors: Stephen Saber, Nicholas Saber and John Saber.

The individual employment agreements, dated March 29, 2013, provide for an initial annual base salary, commencing April 1, 2013, of $350,000 for Stephen Saber, $275,000 for Nicholas Saber and $225,000 John Saber. Each salary will increase by 7% on April 1 of each year, beginning in 2014, based on the salary due in the year prior to each such 7% increase. The agreements also provide for (i) a bonus of cash compensation equal to 1.5% of all monthly net revenues of the Company and The Pulse Network, (ii) the Company to pay for executive's costs related to executive's reasonable monthly cell phone and other mobile Internet costs, home office Internet costs, (iii) the Company to pay for executive's car and commuting costs, not to exceed $1,100 per month, and club membership costs, payable not later than 10 days after the end of each month, and (iv) a severance payment for each executive equal to his then current annual base salary rate upon the termination of the executive's employment by the Company without cause or by the executive for good reason or in the event of a change in control. The employment agreements also entitle the executives to participate in our employee benefit programs and provide for other customary benefits. In addition, each employment agreement provides compensation pursuant periodic grants of stock options thereafter as recommended by our board of directors (no options have been granted to any executive as of the date of this Form 10-K). Finally, the employment agreements prohibit the executives from engaging in certain activities which compete with the Company, seek to recruit its employees or disclose any of its trade secrets or otherwise confidential information.

Effective January 1, 2014, an amendment was approved to the existing employment agreements with its three officers and directors: Stephen Saber, Nicholas Saber and John Saber.

The amendment to the individual agreements provide for an initial base salary, commencing January 1, 2014, of $250,000 for Stephen Saber, $200,000 for Nicholas Saber, and $200,000 for John Saber. The amendment has removed the base salary due shall increase 7% on April 1 of each year. The amendment also removed providing a bonus cash compensation equal to 1.5% of all monthly net revenues of the Company.

Effective September 26, 2014, amendment No. 2 was approved to the existing employment agreements with its three officers and directors: Stephen Saber, Nicholas Saber and John Saber.

Amendment No. 2 to the individual agreements provide for an initial base salary, commencing September 16, 2014, of $350,000 for Stephen Saber, $275,000 for Nicholas Saber, and $225,000 for John Saber. Amendment No. 2 automatically increases the officers' base salaries 7% on April 1 of each year. Amendment No. 2 also provides bonus compensation equal to 1.5% of all monthly net revenues of the Company.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of March 31, 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Stephen Saber (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Nicholas Saber (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

John Saber (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

__________

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 31, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 104,502,563 shares of our common stock issued and outstanding as of March 31, 2015. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Ownership		Percent of Common Stock (1)
Common Stock	Stephen Saber (2)	62,010,414	(3)	29.7%
Common Stock	Nicholas Saber (4)	43,995,293	(5)	21.1%
Common Stock	John Saber (6)	43,995,293	(7)	21.1%
All directors and executive officers as a group (3 persons)		150,001,000		71.9%

_________

*Unless otherwise noted, the address of each person or entity listed is, c/o The Pulse Network, Inc., 10 Ocean Way, Norwood, Massachusetts 02062.

(1) As of March 31, 2015, we had 165,001,000 shares of common stock outstanding. 1,000 of such shares are reserved for issuance for the conversion of 1,000 shares of Series A Preferred Stock into 1,000 shares of common stock, and 75,000,000 shares are reserved for issuance for the conversion of 15,000,000 shares Series B Preferred Stock into 75,000,000 shares of common stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 29, 2013, the Company, entered into a Share Exchange Agreement, dated March 29, 2013 (the "Share Exchange Agreement"), by and among the Company, The Pulse Network, and the holders of common stock of The Pulse Network. The holders of the common stock of The Pulse Network consisted of Stephen Saber, Nicholas Saber and John Saber.

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

Stephen Saber, the Company's new Chief Executive Officer and Chairman of the Board of Directors, is the holder of 31,005,000 shares of common stock of the Company, 414 shares of Series A Preferred Stock (convertible into 414 shares of common stock) of the Company and 6,201,000 shares of Series B Preferred Stock of the Company (convertible into 31,005,000 shares of common stock). Stephen Saber, therefore, controls 62,010,414 shares, or 29.7%, of the outstanding common stock of the Company, on a fully diluted basis.

Nicholas Saber, the Company's new President, Secretary, Treasurer, as well as being a new Director, is the holder of 21,997,500 shares of common stock of the Company, 293 shares of Series A Preferred Stock (convertible into 293 shares of common stock) of the Company and 4,399,500 shares of Series B Preferred Stock of the Company (convertible into 21,997,500 shares of common stock). Nicholas Saber, therefore, controls 43,995,293 shares, or 21.1%, of the outstanding common stock of the Company, on a fully diluted basis.

John Saber, the Company's new Chief Information Officer, as well as being a new Director, is the holder of 21,997,500 shares of common stock of the Company, 293 shares of Series A Preferred Stock (convertible into 293 shares of common stock) of the Company and 4,399,500 shares of Series B Preferred Stock of the Company (convertible into 21,997,500 shares of common stock). John Saber, therefore, controls 43,995,293 shares, or 21.1%, of the outstanding common stock of the Company, on a fully diluted basis.

Stephen Saber, Nicholas Saber and John Saber are brothers.

As a result of the share exchange with Stephen Saber, Nicholas Saber and John Saber, The Pulse Network is now a wholly-owned subsidiary of the Company. Articles of Exchange were filed with the Commonwealth of Massachusetts, effective March 29, 2013.

In connection with the Company's March 29, 2013 share exchange with The Pulse network, the Company entered into five-year employment agreements with its three new officers and directors: Stephen Saber, Nicholas Saber and John Saber, all of whom were the sole stockholders of The Pulse Network immediately prior to the share exchange.

The individual employment agreements, dated March 29, 2013, provide for an initial annual base salary, commencing April 1, 2013, of $350,000 for Stephen Saber, $275,000 for Nicholas Saber and $225,000 John Saber. Each salary will increase by 7% on April 1 of each year, beginning in 2014, based on the salary due in the year prior to each such 7% increase. The agreements also provide for (i) a bonus of cash compensation equal to 1.5% of all monthly net revenues of the Company and The Pulse Network, (ii) the Company to pay for executive's costs related to executive's reasonable monthly cell phone and other mobile Internet costs, home office Internet costs, (iii) the Company to pay for executive's car and commuting costs, not to exceed $1,100 per month, and club membership costs, payable not later than 10 days after the end of each month, and (iv) a severance payment for each executive equal to his then current annual base salary rate upon the termination of the executive's employment by the Company without cause or by the executive for good reason or in the event of a change in control. The employment agreements also entitle the executives to participate in our employee benefit programs and provide for other customary benefits. In addition, each employment agreement provides compensation pursuant periodic grants of stock options thereafter as recommended by our board of directors (no options have been granted to any executive as of the date of this Form 10-K). Finally, the employment agreements prohibit the executives from engaging in certain activities which compete with the Company, seek to recruit its employees or disclose any of its trade secrets or otherwise confidential information.

On February 4, 2014, the Company entered into a new non-cancelable 10 year lease agreement with a related party (32.5% of which is beneficially owned by Stephen Saber and Nicholas Saber, two of our officers and directors) with a commencement date of May 1, 2014. The new space is located at 10 Oceana Way, Norwood, Massachusetts 02062 and has approximately 10,000 square feet of leased space.

On August 15, 2014, the Company signed the first amendment to the lease agreement. Future minimum rent payment under this agreement are $131,433 for the year ending March 31, 2016. For each of the years ending March 31, 2017 through 2024, the minimum rent payment will be $131,433 and $21,907 for the year ending March 31, 2025

Stephen Saber, Nicholas Saber, and John Saber are owners of Crosstech Partners, LLC -- a technology consulting company. For the year ending March 31, 2015, the Company had a loan of $121,500 due to CrossTech Partners, LLC. The loan bears interest at 6.5% and is due in one balloon payment of $133,908 on September 3, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended March 31, 2015 and 2014, the total fees charged to the company for audit services, including quarterly reviews were $114,561 and $109,903, respectively, fees tax services were $8,200 and $9,800, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit	Description
2.1

Share Exchange Agreement, dated March 29, 2013, by and among the Registrant, The Pulse Network, Inc., a Massachusetts corporation ("The Pulse Network"), and the holders of common stock of The Pulse Network. (2)

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

_________

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1) Filed and incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-174443), as filed with the Securities and Exchange Commission on May 24, 2011.

(2) Filed and incorporated by reference to the Company's Current Report on Form 8-K (File No. 000-54741), as filed with the Securities and Exchange Commission on March 29, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PULSE NETWORK, INC.
(Name of Registrant)

Date: July 14, 2015	By:	/s/ Stephen Saber
	Name:	Stephen Saber
	Title:	Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description
2.1

Share Exchange Agreement, dated March 29, 2013, by and among the Registrant, The Pulse Network, Inc., a Massachusetts corporation ("The Pulse Network"), and the holders of common stock of The Pulse Network. (2)

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

_________

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1) Filed and incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-174443), as filed with the Securities and Exchange Commission on May 24, 2011.

(2) Filed and incorporated by reference to the Company's Current Report on Form 8-K (File No. 000-54741), as filed with the Securities and Exchange Commission on March 29, 2013.

