Form 10-Q
period 2015-06-30
Pulse Network, Inc.
filed 2015-08-14
CIK 1521013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer		Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock, par value $0.01 per share, at August 14, 2015 was 153,767,271 shares.

THE PULSE NETWORK, INC.

THE PULSE NETWORK, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2015 and MARCH 31, 2015

	June 30,	March 31,
	2015	2015
ASSETS

CURRENT ASSETS:
Cash	$59,689	$27,524
Accounts receivable, net of allowance for doubtful accounts of $7,041 at June 30, 2015 and March 31, 2015	207,862	225,253
Prepaid expenses and deposits	45,694	77,585

Total current assets	313,245	330,362

PROPERTY AND EQUIPMENT, net	73,855	87,796

INTANGIBLE ASSESTS, net	1,553,421	1,615,197

GOODWILL	694,133	694,133

OTHER ASSETS:
Other assets	34,802	34,923

TOTAL ASSETS	$2,669,456	$2,762,411

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Revolving loan	$2,542,797	$2,512,922
Accounts payable	760,617	661,032
Accrued compensation	1,311,871	1,187,749
Accrued expenses	512,372	535,309
Current portion of capital lease obligations	10,058	11,963
Deferred revenue	386,659	456,115
Client funds pass thru liability	26,300	26,300
Advances from stockholders	91,397	91,397
Current portion of note payable related party	64,813	51,624
Note Payable - stockholders	110,100	110,100
Current portion of related party loan	121,500	121,500
Advances from affiliates	193,800	193,800
Current portion of deferred compensation	63,336	62,942

Total current liabilities	6,195,620	6,022,753

DEFERRED COMPENSATION, net of current portion	739,327	744,858
PROMISSORY NOTE	1,170,000	1,170,000
CONVERTIBLE DEBENTURE	122,000	122,000
CAPITAL LEASE OBLIGATIONS, net of current portion	5,686	7,463
NOTE PAYABLE RELATED PARTY, net of current portion	-	13,189

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK, 4,500,000 shares issued and outstanding at June 30, 2015	225,000	225,000
STOCKHOLDERS' EQUITY (DEFICIENCY):
Undesignated convertible preferred stock, authorized 25,000,000 shares designated as follows:
Series A convertible preferred stock, $0.001 par value, authorized, issued and outstanding 1,000	1	1
Series B convertible preferred stock, $0.001 par value, authorized, issued and outstanding 15,000,000	15,000	15,000
Common stock: $0.001 par value, authorized, 500,000,000 shares; issued and outstanding, 149,267,271 and 100,002,563 shares, respectively	149,267	100,003
Additional paid-in capital	822,253	692,635
Accumulated deficit	(6,774,698)	(6,350,491)

Total stockholders' deficiency	(5,788,177)	(5,542,852)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,669,456	$2,762,411

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE

THREE MONTHS ENDED JUNE 30, 2015 AND 2014

	2015	2014

NET SALES	$1,319,810	$721,422

COST OF SALES	235,152	169,602

GROSS PROFIT	1,084,658	551,820

SELLING EXPENSES	57,118	61,251

GENERAL AND ADMINISTRATIVE EXPENSES	1,313,617	574,895

NET LOSS FROM OPERATIONS	(286,077)	(84,326)

INTEREST EXPENSE	138,130	160,356

NET LOSS	$(424,207)	$(244,682)

NET LOSS PER COMMON SHARE, basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES USED IN PER SHARE COMPUTATION, basic and diluted	111,225,252	90,700,000

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(424,207)	$(244,682)
Adjustments to reconcile net loss to net cash provided (used for) by operating activities:
Stock-based compensation	11,382	14,310
Depreciation	13,941	15,825
Amortization of intangible assets	61,776	-
Non cash interest expense	-	85,018
Non cash financing expense	325,000	-
Changes in operating assets and liabilities:
Accounts receivable	17,391	(282,677)
Prepaid expenses and deposits	31,891	529
Other assets	121	363
Accounts payable	99,585	38,664
Accrued compensation	124,122	36,890
Accrued expenses	(22,937)	(26,001)
Deferred revenue	(69,456)	172,461
Client funds pass through liability	-	(246,364)
Deferred compensation	(5,137)	(14,689)

Net cash provided (used) for operating activities	163,472	(450,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	167,500	-
Net repayment of revolving loan	(295,125)	-
Net proceeds from accounts receivable purchase agreement	-	242,500
Repayment of proceeds under accounts receivable purchase agreement	-	(48,963)
(Repayment) proceeds from note payable - other	-	(10,000)
Proceeds from convertible debenture	-	175,000
Repayment of long-term debt	-	(29,167)
Net repayment of advances from stockholder	-	(81,458)
Net proceeds from note payable related party	-	86,085
Payments of capital lease obligations	(3,682)	(5,299)
Net advances from affiliate	-	81,504

Net cash provided by (used for) financing activities	(131,307)	410,202

NET INCREASE (DECREASE) IN CASH	32,165	(40,151)
CASH:
Beginning of period	27,524	118,215

End of period	$59,689	$78,064
SUPPLEMENTAL CASH FLOWS DISCLOSURE
Fair value of beneficial conversion feature recorded in additional paid in capital	$-	$77,405

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. OUTLOOK

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, as of June 30, 2015 the Company has an accumulated deficit of approximately $6,775,000 and has negative working capital of approximately $5,882,000. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of new business opportunities.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Concentrations of Sales to Certain Customers – During the three months ended June 30, 2015, the Company had sales to one customer that accounted for approximately 18% of total revenue.

3. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2015 and March 31, 2015 consists of the following:

	June 30, 2015	March 31, 2015
Computer equipment	$197,033	$197,033
Audio and video equipment	109,071	109,071
Furniture and fixtures	12,478	12,478
Office equipment	55,189	55,189
Event equipment	82,020	82,020
	455,791	455,791
Accumulated depreciation	(381,936)	(367,995)

Property and equipment, net	$73,855	$87,796

4. RELATED PARTY TRANSACTIONS

Advances from stockholder at June 30, 2015 and March 31, 2014 consists of non-interest bearing advances of $91,397 from Stephen Saber. These advances have no set repayment terms.

Note payable related party consists of a loan from John C. Saber, the father of the three majority stockholders. Under the terms of the note agreement dated May 15, 2014 the Company borrowed $100,000 repayable in monthly principal and interest installments of $4,614 through maturity in May 2016. This note accrues interest at 10% per annum. The unpaid balance on this note is $64,813 at June 30, 2015 and March 31, 2015.

Related party loan at June 30, 2015 consists of loans previously due to Stephen Saber in the amount of $111,500 and Nicholas C. Saber in the amount of $10,000. Accrued interest of $10,969 and $8,806 is included in accrued liabilities at June 30, 2015 and March 31, 2015, respectively. These loans were transferred to CrossTech Partners, LLC during the fourth quarter of fiscal 2014. Stephen, Nicholas and John Saber own 100% of Crosstech Partners, LLC. The loan bears interest at 6.5% and matures with all unpaid principal and interest due on September 3, 2015.

Note payable – stockholders consists of a note dated September 3, 2013 under the terms of which the Company borrowed $110,100 from Saber Insurance Trust, of which the three majority stockholders are primary beneficiaries. The original loan terms stated repayment of the loan was to be made in full by June 1, 2014 including interest at 8.6% per annum. During the year ended March 31, 2015 the maturity date of the loan was extended to June 30, 2016. The Company received net proceeds of $103,000 reflecting a discount in the amount of $7,100 representing the interest to be earned over the term of the note. The discount was amortized through a charge to interest expense using the interest method over the original term of the loan. Accrued interest of $10,255 and $7,889 is included in accrued liabilities at June 30, 2015 and March 31, 2015, respectively.

Advances from affiliate consists of $193,800 at June 30, 2015 and March 31, 2015 for advances from Crosstech Partners, LLC with no stated repayment terms.

The Company leases its office space under a non-cancelable lease agreement with a related party which expires April 30, 2024. Future minimum rent payments under this agreement are $98,577 for the year ending March 31, 2016. For each of the years ending March 31, 2017 through 2024 the minimal rent payment will be $131,433 and $21,906 for the year ending March 31, 2025.

As of April 1, 2015, the Company subleased the office space to Crosstech Partners, LLC for fifty percent of the cost of the Company lease agreement. For the three months ended June 30, 2015, the Company received $21,613 in rent payments which reduced the rent expense and is included in the general and administrative expenses for the Company.

The Company total rent expense, including common area, maintenance, taxes, insurance and utilities, was $48,142 and $25,578 for three months ended June 30, 2015 and 2014, respectively.

5. ACCRUED COMPENSATION

Accrued compensation at June 30, 2015 and March 31, 2015 includes $1,223,092 and $1,075,077, respectively, of amounts due to the three officers and directors payable under the terms of their employment agreements. These officers have elected to defer receipt of these amounts until the Company is in a better liquidity position.

6. DEFERRED COMPENSATION

In September 2004 the Company entered into a deferred compensation arrangement with a former stockholder. Under the terms of the arrangement, beginning in January 2005, the former stockholder receives semi-monthly payments of $4,167 through December 2024. The amount included on the Company's balance sheets at June 30, 2015 and March 31, 2015 represents the net present value of the remaining payments calculated using a discount rate of 5%. The amount of deferred compensation expected to be paid within twelve months of the balance sheet date is classified as a current liability with the remainder classified as non-current. Future maturities of this obligation are as follows:

Twelve months ending June 30:
2016	$63,336
2017	66,580
2018	69,990
2019	73,575
2020	77,343
Thereafter	451,809
Total	$802,663

7. REVOLVING LOAN

On October 6, 2014, the Company borrowed $2,400,000 from TCA Global Credit Master Fund, LP (the "Lender") pursuant to the terms of a Senior Secured Revolving Credit Facility Agreement, dated September 30, 2014 (the "Credit Agreement"), among the Company, as borrower, and certain of its subsidiaries (the "Subsidiary Guarantors") as joint and several guarantors, and the Lender. The funds have been and will be used for general corporate purposes, including repayment of certain obligations of the Company. Under the Credit Agreement, the Company may borrow an amount equal to the lesser of 80% of the amount in a certain Lock Box Account (as defined in the Credit Agreement) and the revolving loan commitment, which initially is $1,400,000. The Company may request that the revolving loan commitment be raised by various specified amounts at specified times, up to a maximum of $5,000,000. In each case, the decision to grant any such increase in the revolving loan commitment is at the Lender's sole discretion. The original maturity date of this loan was on the earlier of March 30, 2015, subject to a six-month extension at the request of the Company, or upon 60 days written notice by the Lender. The Company may prepay the Revolving Loan (as defined in the Credit Agreement), without penalty, provided it is repaid more than 180 days prior to maturity date. If Company prepays more than eighty percent (80%) of the Revolving Loan Commitment within 9 days following the effective date, there is a prepayment penalty equal to 2.5% of the Revolving Loan Commitment (as defined in the Credit Agreement).

The loan bears interest at the rate of 11% per annum, and the Company will pay certain fees, as set forth in the Credit Agreement. In addition, the Company paid an additional advisory fee of $450,000 to Lender during the quarter ended December 31, 2014.

On October 30, 2014, the Company issued to the Lender 4,500,000 shares of redeemable common stock in payment of the advisory fee as stated in the credit agreement. The lender could require the Company to redeem these shares for an amount up to $450,000 one year from the effective date of the agreement. On December 16, 2014 the Company and the lender entered into the first amendment to the Credit Agreement under which the available borrowing amount was increased and the original advisory fee in the amount of $450,000 was added to the outstanding loan amount with the lender and the shares issued on October 30, 2014 were deemed to be in settlement of a new advisory fee in the amount of $225,000. Under the terms of the amendment these shares are redeemable at the option of the lender for an amount up to $225,000 as defined in the agreement. As the redemption option is outside the control of the Company the redemption value of these shares has been recorded in temporary equity on the Company's balance sheet at June 30, 2015 and March 31, 2015. In addition to the advisory fee described above the Company incurred fees totaling $896,350 in order to obtain this debt financing. These fees were included in general and administrative expense during the year ended March 31, 2015.

On April 1, 2015, the Company and the lender entered into a second amendment to the Credit Agreement under which additional financing fees totaling $325,000 were added to the balance of the revolving loan and the maturity date was extended to November 1, 2016. The advisory fees are included in general and administrative expenses for the quarter ended June 30, 2015.

The balance of the revolving loan is $2,542,797 at June 30, 2015.

8. CONVERTIBLE DEBENTURE

On April 29, 2014, the Company issued a non-interest bearing convertible debenture. The purchaser of the debenture advanced the Company $175,000 in principle due three years from the issuance date. At any time the purchaser may convert the amount outstanding at a conversion rate equal to 65% of the second lowest closing bid price of the Company's common stock for the 20 trading days immediately preceding the date of conversion of the debenture. The Company determined there was a beneficial conversion feature with an intrinsic value of $77,404 as of June 30, 2014. The debenture is convertible as of the effective date of the agreement and therefore the entire discount related to the beneficial conversion feature has been recorded in additional paid-in capital and charged to interest expense as of June 30, 2014. The Company also issued 500,000 shares of common stock with an aggregate fair value of $32,000 to the purchaser in connection with this agreement which is included in general and administrative expenses in the statement of operations for the quarter ended June 30, 2014.

On November 4, 2014, the purchaser elected to convert $35,000 of the principle amount into 2,153,846 shares of the Company's common stock. On January 27, 2015 the purchaser elected to convert $18,000 of the principle amount into 4,615,384 shares of the Company's common stock. On April 30, 2015 the original purchaser of this convertible debenture sold the note to a third party for $122,000.

9. CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under capital leases expiring in various years through 2018. The net book value of assets held under capital leases at June 30, 2015 and March 31, 2015 is $21,314 and $25,716 respectively. The annual repayments of capital lease obligations at June 30, 2015 are as follows:

2016	11,582
2017	5,968
Total minimum lease payments	17,550
Less amount representing interest	1,806
Present value of minimum lease payments	15,744
Present value of minimum lease payments due within one year	10,058
Present value of net minimum lease payments due beyond on year	$5,686

10. CLIENT FUNDS PASS THROUGH LIABILITY

The Company collects and receives funds from attendees who register for our clients' upcoming events. Per the terms of the contracts, the Company remits the balance of funds collected to its clients at 30 and 45 days post event. The Company client funds pass through liability at June 30, 2015 and March 31, 2015 is $26,300.

11. STOCKHOLDERS' EQUITY

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

12. STOCK-BASED COMPENSATION

The Company recorded the stock-based compensation expense attributable to options of $11,382 and $14,310 for three months ended June 30, 2015 and 2014, respectively. At June 30, 2015, there was $95,857 unrecognized compensation cost related to non-vested stock options and $122,729 unrecognized compensation related to vested stock options which will be recognized through September 30, 2016.

Summary of Options Activity

	Stock Options
		Weighted
		Average
		Exercise
	Options	Price
Outstanding, April 1, 2015	1,715,000	$-
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(35,000)	$0.17
Outstanding, June 30, 2015	1,680,000	$0.17

13. COMMITMENTS AND CONTINGENCIES

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

The amendments to the individual agreements provide for an initial base salary, commencing January 1, 2014, of $250,000 for Stephen Saber, $200,000 for Nicholas Saber, and $200,000 for John Saber. The amendment has removed the provision to automatically increase the officers' base salaries 7% on April 1 of each year. The amendment also removed providing bonus compensation equal to 1.5% of all monthly net revenues of the Company.

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

Amendment No. 3 to the individual agreements provide for an initial base salary, commencing April 1, 2015, and removes the officers' base salaries increase of 7% on April 1 for the year ending March 31, 2016. Amendment No. 3 also removes bonus compensation equal to 1.5% of all monthly net revenues of the Company for the year ending March 31, 2016.

Separation Agreement - On March 10, 2015, the Company terminated the employment agreement with Michael Koenigs, seller of You Everywhere Now, LLC. As part of the separation agreement, both parties agreed to a settled amount of $279,566 payable to Michael Koenigs. As of June 30, 2015, the Company had a balance of $259,566 in accrued expenses related to the separation agreement.

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

The Company has also agreed to transfer the office sublease agreement for the office space located at 591 Camino De La Reina, San Diego, CA to Michael Koenigs, at a rent of $3,000 per month. The sublease agreement expires on March 31, 2018. Future minimum rent payments under the separation agreement are $36,000 for each of the twelve month periods ending March 31, 2016 through March 31, 2018. Total rent expense, including common area, maintenance, taxes, insurance and utilities was $9,000 and $0 for the three months ended June 30, 2015 and 2014, respectively.

14. SUBSEQUENT EVENTS

On July 24, 2015, the purchaser of the convertible debenture elected to convert $14,000 of the principle amount into 6,730,769 shares of the Company common stock.

On August 3, 2015, the Company issued an aggregate of 7,692,308 shares of common stock to Stephen Saber, Nicholas Saber and John Saber, the Company's three officers and directors, at a purchase price of $0.0065 per share, for aggregate cash proceeds of $50,000.

Stephen Saber, the Company's Chief Executive Officer and a Director, purchased 3,180,000 of these shares for $20,670; Nicholas Saber, the Company's President, Secretary, Treasurer and a Director, purchased 2,256,154 of these shares for $14,665; and John Saber, the Company's Chief Information Officer and a Director, purchased 2,256,254 of these shares for $14,665.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations for three months ended June 30, 2015 compared to three months ended June 30, 2014.

Revenues and Cost of Revenues

During the three months ended June 30, 2015 and 2014 the Company generated revenues from 3 primary business segments, being:

•	Revenues earned from usage of the ICTG Platform for software marketing tools, including simulated live webinars.
•	Revenues earned from usage of the Pulse Network Platform for management and support of client events or conferences.
•	Revenues earned by providing ongoing development and support for client content and digital marketing programs.

Total revenues for the three months ended June 30, 2015 increased by 82.9% to $1,319,810 from $721,422 during the three months ended June 30, 2014.

The increase for the three months ended June 30, 2015 is mainly attributable to the revenue earned from usage of the ICTG Platform for software marketing tools, including simulated live webinars.

Cost of revenues for the three months ended June 30, 2015 increased by 38.6% to $235,152 from $169,602 during the three months ended June 30, 2014. This increase is mainly attributable to increase in revenue as described above.

Cost of revenue expenses includes $(2,196) of stock-based compensation for the three months ended June 30, 2015 compared to $203 for the three months ended June 30, 2014

Selling and Marketing

Selling and marketing expenses for the three months ended June 30, 2015 decreased by 6.7% to $57,118 from $61,251 for the three months ended June 30, 2014. The decrease in selling and marketing expenses is attributable to a decrease in sales payroll.

Selling and marketing expenses includes $3,537 of stock-based compensation for the three months ended June 30, 2015 compared to $3,537 for the three months ended June 30, 2014

General and Administrative

General and administrative expenses for the three months ended June 30, 2015 increased by 128.5% to $1,313,617 from $574,895 for the three months ended June 30, 2014. The increase in general and administrative expenses is mainly attributable to the $325,000 of financing fees related to the revolving loan, increase in commissions, software services, amortization expense, officer's payroll and customer service payroll.

General and administrative expenses includes $10,041 of stock-based compensation for the three months ended June 30, 2015 compared to $10,570 for the three months ended June 30, 2014.

Net Loss Attributable to the Company

The net loss attributable to the Company for the three months ended June 30, 2015 increased 73.3% to $424,207 compared to $244,682 for three months ended June 30, 2014. The net loss increase is mainly attributable to the $738,000 increase in general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2015, the Company's total current assets were $313,245 and total current liabilities were $6,195,620 resulting in a working capital deficit of $5,882,375. On June 30, 2015, the Company had an accumulated deficit of $6,774,698.

For the period ended June 30, 2015 the Company's accrued payroll balance increased $124,122 as a result of officers deferring receipt of their contractual compensation in order to help provide cash for operations.

Cash and cash equivalents on June 30, 2015 were $59,689, an increase of $32,165 from March 31, 2015.

For the three months ended June 30, 2015 the Company financed its operations with proceeds from issuance of common stock in the amount of $167,500.

Operating activities provided cash of $163,472 during the three months ended June 30, 2015 compared to using cash of $450,353 during the three months ended June 30, 2014. There were no investing activities in the three months ended June 30, 2015 or June 30, 2014.

Financing activities used cash of $131,307 during the three months ended June 30, 2015, compared to providing cash of $410,202 during the three months ended June 30, 2014.

2015 financing activities primarily consist of proceeds from issuance of common stock in the amount of $167,500 less the net repayment of the revolving debt in the amount of $295,125.

Off-Balance Sheet Arrangements

As of June 30, 2015, the Company had no off balance sheet arrangements that have had or that would be expected to be reasonably likely to have a future material effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2015.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any legal proceedings. From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2015, as filed with the Securities and Exchange Commission on July 14, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

As of June 30, 2015, we are not in default with respect to any indebtedness.

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

_______

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

The Pulse Network, Inc.

Date: August 14, 2015	By:	/s/ Stephen Saber
Stephen Saber
Chief Executive Officer (Principal Executive Officer)

