Form 10-Q
period 2015-09-30
Pulse Network, Inc.
filed 2015-11-16
CIK 1521013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of the issuer's common stock, par value $0.01 per share, at November 16, 2015 was 171,190,348 shares.

THE PULSE NETWORK, INC.

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

PART 1 – FINANCIAL INFORMATION

THE PULSE NETWORK, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2015 and MARCH 31, 2015

	September 30,	March 31,
	2015	2015
ASSETS

CURRENT ASSETS:
Cash	$68,852	$27,524
Accounts receivable, net of allowance for doubtful accounts of $7,041 at September 30, 2015 and March 31, 2015	176,706	225,253
Prepaid expenses and deposits	8,313	77,585

Total current assets	253,871	330,362

PROPERTY AND EQUIPMENT, net	63,525	87,796

INTANGIBLE ASSESTS, net	1,491,645	1,615,197

GOODWILL	694,133	694,133

OTHER ASSETS:
Other assets	34,621	34,923

TOTAL ASSETS	$2,537,795	$2,762,411

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Revolving loan	$2,243,198	$2,512,922
Accounts payable	802,824	661,032
Accrued compensation	1,513,676	1,187,749
Accrued expenses	433,600	535,309
Current portion of capital lease obligations	8,692	11,963
Deferred revenue	518,456	456,115
Client funds pass thru liability	26,300	26,300
Advances from stockholder	91,397	91,397
Current portion of note payable related party	64,813	51,624
Note Payable - stockholders	110,100	110,100
Related party loan	121,500	121,500
Advances from affiliates	193,800	193,800
Current portion of deferred compensation	63,733	62,942

Total current liabilities	6,192,089	6,022,753

DEFERRED COMPENSATION, net of current portion	731,186	744,858
PROMISSORY NOTE	1,170,000	1,170,000
CONVERTIBLE DEBENTURE	108,000	122,000
CAPITAL LEASE OBLIGATIONS, net of current portion	3,991	7,463
RELATED PARTY LOAN	35,000	-
NOTE PAYABLE RELATED PARTY, net of current portion	-	13,189
TCA advisory fee obligation	205,160	-

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK OBLIGATION	-	225,000
STOCKHOLDERS' EQUITY (DEFICIENCY):
Undesignated convertible preferred stock, authorized 25,000,000 shares designated as follows:
Series A convertible preferred stock, $0.001 par value, authorized,
issued and outstanding 1,000	1	1
Series B convertible preferred stock, $0.001 par value, authorized,
issued and outstanding 15,000,000	15,000	15,000
Common stock: $0.001 par value, authorized, 500,000,000 shares;
issued and outstanding, 171,190,348 and 100,002,563 shares, respectively	171,190	100,003
Additional paid-in capital	916,416	692,635
Accumulated deficit	(7,010,238)	(6,350,491)

Total stockholders' deficiency	(5,907,631)	(5,542,852)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$2,537,795	$2,762,411

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

NET SALES	$796,262	$483,248	$2,116,072	$1,204,670

COST OF SALES	148,609	96,857	383,762	266,458

GROSS PROFIT	647,653	386,391	1,732,310	938,212

SELLING EXPENSES	13,503	54,966	70,621	116,218
GENERAL AND ADMINISTRATIVE EXPENSES	726,238	626,929	2,039,855	1,201,824

NET LOSS FROM OPERATIONS	(92,088)	(295,504)	(378,166)	(379,830)

INTEREST EXPENSE	143,451	99,876	281,581	260,232

NET LOSS	$(235,539)	$(395,380)	$(659,747)	$(640,062)

NET LOSS PER COMMON SHARE, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES USED IN PER SHARE COMPUTATION, basic and diluted	148,491,867	91,200,000	126,497,215	91,123,077

The accompanying notes are an integral part of these consolidated interim financial statements

THE PULSE NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(659,747)	$(640,062)
Adjustments to reconcile net loss to net cash provided by (used for)
by operating activities:
Stock-based compensation	27,128	26,506
Stock-based expense	16,500	32,000
Depreciation	24,271	31,106
Amortization of intangible assets	123,552	-
Non cash interest	-	83,716
Non cash financing expense	325,000	-
Changes in operating assets and liabilities:
Accounts receivable	48,547	(12,442)
Prepaid expenses and deposits	69,272	(6,980)
Other assets	302	725
Accounts payable	141,792	130,918
Accrued compensation	325,927	121,544
Accrued expenses	(101,709)	(22,827)
Deferred revenue	62,341	153,853
Client funds pass through liability	-	(369,353)
Deferred compensation	(12,881)	(29,564)

Net cash provided by (used for) for operating activities	390,295	(500,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	217,500	-
Proceeds from related party loan	35,000	-
Net repayment of revolving loan	(594,724)	-
Net proceeds from accounts receivable purchase agreements	-	485,000
Repayment of proceeds under accounts receivable purchase agreement	-	(131,024)
Repayment of proceeds under accounts receivable purchase agreement - second	-	(58,504)
Repayment from note payable - other	-	(10,000)
Repayment of convertible notes	-	(115,404)
Proceeds from convertible debenture	-	175,000
Repayment of long-term debt	-	(58,334)
Payments of capital lease obligations	(6,743)	(10,726)
Repayment of advances from stockholder	-	(143,240)
Proceeds from note payable related party	-	100,000
Repayment of note payable related party	-	(25,876)
Advances from affiliate	-	188,500

Net cash (used for) provided by financing activities	(348,967)	395,392

NET INCREASE (DECREASE) IN CASH	41,328	(105,468)
CASH:
Beginning of period	27,524	118,215

End of period	$68,852	$12,747
SUPPLEMENTAL CASH FLOWS DISCLOSURE
Fair value of beneficial conversion feature recorded in additional paid in capital	$-	$77,405
Convertible debenture balance converted into common stock	$14,000	$-
TCA advisory fee	$205,160	$-

The accompanying notes are an integral part of these consolidated interim financial statements

THE PULSE NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	OUTLOOK

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, as of September 30, 2015 the Company has an accumulated deficit of approximately $7,010,238 and has negative working capital of approximately $5,938,218. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of new business opportunities.

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

Principles of Consolidation -The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Concentrations of Sales to Certain Customers – During the three month period ended September 30, 2015, the Company had sales to one customer, A, that accounted for approximately 16% of total revenue. During the six month period ended September 30, 2015, the Company had sales to two customers A and B, that accounted for approximately 24% of total revenue.

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

The Company paid consideration to the seller comprised of a promissory note payable to the seller in the amount of $1,170,000 and cash of $1,047,560 financed through debt proceeds. The Company assumed liabilities of the seller totaling $244,450. The Company allocated the purchase price to intangible assets with a fair value of $1,738,750 and accounts receivable of $29,127. The excess of the consideration paid over the fair value of the assets acquires totaling $694,133 has been recorded as goodwill on the Company's balance sheet at December 31, 2014. The Company has estimated the useful lives of the various identifiable intangible assets acquired to be between two and fifteen years. Intangible assets at September 30, 2015 and March 31, 2015 consist of the following:

	September 30,	March 31,
	2015	2015
Total customer list-active & non-active	$1,299,790	$1,299,730
Non-compete agreement	191,900	191,900
Trademarks	185,340	185,340
Software/database	61,779	61,779
	1,738,749	1,738,749
Accumulated amortization	(247,104)	(123,552)

Intangible assets, net	$1,491,645	$1,615,197

The Company incurred direct cost related to the acquisition of You Everywhere Now totaling $212,967 which is reported in the Company's statement of operations for the year ended March 31, 2015 as acquisition related expenses.

4.	PROPERTYAND EQUIPMENT

Property and equipment at September 30, 2015 and March 31, 2015 consists of the following:

	September 30,	March 31,
	2015	2015
Computer equipment	$191,536	$197,033
Audio and video equipment	109,097	109,071
Furniture and fixtures	12,478	12,478
Office equipment	55,189	55,189
Event equipment	82,020	82,020
	455,791	455,791
Accumulated depreciation	(392,266)	(367,995)

Property and equipment, net	$63,525	$87,796

5.	RELATED PARTY TRANSACTIONS

Advances from stockholder at September 30, 2015 and March 31, 2015, consists of non-interest bearing advances of $91,397 from Stephen Saber. These advances have no set repayment terms.

Note payable related party consists of a loan from John C. Saber, the father of the three majority stockholders. Under the terms of the note agreement dated May 15, 2014 the Company borrowed $100,000 repayable in monthly principal and interest installments of $4,614 through maturity in May 2016. This note accrues interest at 10% per annum. The unpaid balance of this note at September 30, 2015 is $64,813.

Related party loan at September 30, 2015 consists of loans previously due to Stephen Saber in the amount of $111,500 and Nicholas C. Saber in the amount of $10,000. Accrued interest of $13,135 and $8,806 is included in accrued liabilities at September 30, 2015 and March 31, 2015, respectively. These loans were transferred to Crosstech Partners, LLC during the fourth quarter of fiscal 2014. Stephen, Nicholas and John Saber own 100% of Crosstech Partners, LLC. The loan bears interest at 6.5% and matured with all unpaid principal and interest on September 3, 2015. The principle balance of the related party loan for $121,500 is past due as of September 30, 2015.

On September 15, 2015, the Company entered into a second loan agreement with related party Crosstech Partners, LLC for $35,000. The loan bears interest at 6% and matures with all unpaid principle and interest on September 15, 2018. Accrued interest of $175 and $0 is included in accrued liabilities at September 30, 2015 and March 31, 2015, respectively.

Note payable – stockholders consist of a note dated September 3, 2013 under the terms of which the Company borrowed $110,100 from Saber Insurance Trust, of which the three majority stockholders are primary beneficiaries. The original loan terms stated repayment of the loan was to be made in full by June 1, 2014 including interest at 8.6% per annum. During the year ended March 31, 2015 the maturity date of the loan was extended to June 30, 2016. The Company received net proceeds of $103,000 reflecting a discount in the amount of $7,100 representing the interest to be earned over the term of the note. The discount was amortized through a charge to interest expense using the interest method over the original term of the loan. Accrued interest of $12,622 and $7,889 is included in accrued liabilities at September 30, 2015 and March 31, 2015, respectively.

Advances from affiliate consists of $193,800 at September 30, 2015 and March 31, 2015 for advances from Crosstech Partners, LLC with no stated repayment terms.

The Company leases its office space under a non-cancelable lease agreement with a related party which expires April 30, 2024. Future minimum rent payments under this agreement are $65,717 for the year ending March 31, 2016. For each of the years ending March 31, 2017 through 2024 the minimal rent payment will be $131,433 and $21,906 for the year ending March 31, 2025.

As of April 1, 2015, the Company subleased a portion of its office space to Crosstech Partners, LLC for fifty percent of the cost to the Company under its lease agreement. On July 1, 2015, the Company canceled the sublease agreement with Crosstech Partners, LLC.

For the three and six months ended September 30, 2015, the Company received $0 and $21,613 in rent payments which reduced the rent expense and is included in the general and administrative expenses for the Company.

Total rent expense, including common area, maintenance, taxes, insurance and utilities was $59,348 and $29,684 for the three month periods ended September 30, 2015 and 2014 respectively, and $107,491 and $55,262 for the six month periods ended September 30, 2015 and 2014, respectively.

6.	ACCRUED COMPENSATION

Accrued compensation as of September 30, 2015 and March 31, 2015 includes $1,457,188 and $1,187,749, respectively of amounts due to the three officers and directors payable under the terms of their employment agreements.

7.	DEFERRED COMPENSATION

In September 2004 the Company entered into a deferred compensation arrangement with a former stockholder. Under the terms of the arrangement, beginning in January 2005, the former stockholder receives semi-monthly payments of $4,167 through December 2024. The amount included on the Company's balance sheets at September 30, 2015 and March 31, 2015 represents the net present value of the remaining payments calculated using a discount rate of 5%. The amount of deferred compensation expected to be paid within twelve months of the balance sheet date is classified as a current liability with the remainder classified as non-current. Future maturities of this obligation are as follows:

Year ending September 30:
2016	63,733
2017	66,997
2018	70,428
2019	74,035
2020	77,827
Thereafter	441,899
Total	$794,919

8.	REVOLVING LOAN

On October 6, 2014, the Company borrowed $2,400,000 from TCA Global Credit Master Fund, LP (the "Lender") pursuant to the terms of a Senior Secured Revolving Credit Facility Agreement, dated September 30, 2014 (the "Credit Agreement"), among the Company, as borrower, and certain of its subsidiaries (the "Subsidiary Guarantors") as joint and several guarantors, and the Lender. The funds have been and will be used for general corporate purposes, including repayment of certain obligations of the Company. Under the Credit Agreement, the Company may borrow an amount equal to the lesser of 80% of the amount in a certain Lock Box Account (as defined in the Credit Agreement) and the revolving loan commitment, which initially is $1,400,000. The Company may request that the revolving loan commitment be raised by various specified amounts at specified times, up to a maximum of $5,000,000. In each case, the decision to grant any such increase in the revolving loan commitment is at the Lender's sole discretion. The original maturity date of this loan was on the earlier of March 30, 2015 and has been extended to November 1, 2016, subject to a six-month extension at the request of the Company, or upon 60 days written notice by the Lender. The Company may prepay the Revolving Loan (as defined in the Credit Agreement), without penalty, provided it is repaid more than 180 days prior to maturity date. If Company prepays more than eighty percent (80%) of the Revolving Loan Commitment within 9 days following the effective date, there is a prepayment penalty equal to 2.5% of the Revolving Loan Commitment (as defined in the Credit Agreement).

The loan bears interest at the rate of 11% per annum, and the Company will pay certain fees, as set forth in the Credit Agreement. In addition, the Company paid an additional advisory fee of $450,000 to Lender during the quarter ended December 31, 2014.

On October 30, 2014, the Company issued to the Lender 4,500,000 shares of redeemable common stock in payment of the advisory fee as stated in the credit agreement. The lender could require the Company to redeem these shares for an amount up to $450,000 one year from the effective date of the agreement. On December 16, 2014 the Company and the lender entered into the first amendment to the Credit Agreement under which the available borrowing amount was increased and the original advisory fee in the amount of $450,000 was added to the outstanding loan amount with the lender and the shares issued on October 30, 2014 were deemed to be in settlement of a new advisory fee in the amount of $225,000. Under the terms of the amendment these shares are redeemable at the option of the lender for an amount up to $225,000 as defined in the agreement. As the redemption option is outside the control of the Company the redemption value of these shares had been recorded in temporary equity on the Company's balance sheet at September 30, 2015 and March 31, 2015.

On September 14, 2015, TCA sold the 4,500,000 redeemable common shares to a third party for net proceeds of $19,840. As a result of the sale of the redeemable common shares by TCA the Company is obligated to issue additional redeemable common shares to TCA which have a fair value of $205,160 or to settle this obligation in cash.

In addition to the advisory fee described above the Company incurred fees totaling $896,350 in order to obtain this debt financing. These fees were included in general and administrative expense during the third and fourth quarters of 2015.

On April 1, 2015, the Company and the lender entered into a second amendment to the Credit Agreement under which additional financing fees totaling $325,000 were added to the balance of the revolving loan and the maturity date was extended to November 1, 2016. The advisory fees are included in general and administrative expenses for the quarter ended June 30, 2015.

The balance of the revolving loan is $2,243,198 at September 30, 2015.

9.	CONVERTIBLE DEBENTURE

On April 29, 2014, the Company issued a non-interest bearing convertible debenture. The purchaser of the debenture advanced the Company $175,000 in principle maturing three years from the issuance date. At any time the purchaser may convert the amount outstanding at a conversion rate equal to 65% of the second lowest closing bid price of the Company's common stock for the 20 trading days immediately preceding the date of conversion of the debenture. The Company determined there was a beneficial conversion feature with an intrinsic value of $77,405 as of June 30, 2014. The debenture is convertible as of the effective date of the agreement and therefore the entire discount related to the beneficial conversion feature has been recorded in additional paid-in capital and charged to interest expense during the quarter ended June 30, 2014. The Company has also issued 500,000 shares of common stock with an aggregate fair value of $32,000 to the purchaser in connection with this agreement which is included in general and administrative expenses in the statement of operations for the quarter ended June 30, 2014.

On November 4, 2014, the purchaser elected to convert $35,000 of the principle amount into 2,153,846 shares of the Company's common stock. On January 27, 2015 the purchaser elected to convert $18,000 of the principle amount into 4,615,384 shares of the Company's common stock. On April 30, 2015 the original purchaser of this convertible debenture sold the note to a third party for $122,000. On July 24, 2015, the new purchaser elected to convert $14,000 of the principle amount into 6,730,769 shares of the Company's common stock.

The balance of the convertible debenture is $108,000 at September 30, 2015.

10.	CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under capital leases expiring in various years through 2018. The net book value of assets held under capital leases at September 30, 2015 and March 31, 2015 is $17,562 and $25,716 respectively. The annual repayments of capital lease obligations at September 30, 2015 are as follows:

2016	$9,608
2017	4,143
Total minimum lease payments	13,751
Less amount representing interest	1,068
Present value of minimum lease payments	12,683
Present value of minimum lease payments due within one year	8,692
Present value of net minimum lease payments due beyond one year	$3,991

11.	CLIENT FUNDS PASS THROUGH LIABILITY

The Company collects and receives funds from attendees who register for our clients' upcoming events. Per the terms of the contracts, the Company remits the balance of funds collected to its clients at 30 and 45 days post event. The Company client funds pass through liability at September 30, 2015 and March 31, 2015 is $26,300.

12.	STOCKHOLDERS' EQUITY

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

On August 3, 2015, the Company issued an aggregate of 7,692,308 shares of common stock to Stephen Saber, Nicholas Saber and John Saber, the Company's three officers and directors, at a purchase price of $0.0065 per share, for aggregate cash proceeds of 50,000. Stephen Saber, the Company's Chief Executive Officer and a Director, purchased 3,180,000 of these shares for $20,670; Nicholas Saber, the Company's President, Secretary, Treasurer and a Director, purchased 2,256,154 of these shares for $14,665 and John Saber, the Company's Chief Information Officer and a Director, purchased 2,256,154 of these shares for $14,665.

On September 25, 2015, the company issued 3,000,000 shares of its common stock with a fair value on the issuance date of $.0055 per share for services provided under a consultant services agreement. The Company recorded consulting expense of $16,500 as a result of the issuance of these shares which is included in general and administrative expenses for the three and six month periods ended September 30, 2015.

13.	STOCK-BASED COMPENSATION

The Company recorded the stock-based compensation expense attributable to options of $15,746 and $12,196 during the three month period ended September 30, 2015 and 2014, respectively, and $27,128 and $26,506 during the six month period ended September 30, 2015 and 2014, respectively. At September 30, 2015, there was $79,881 unrecognized compensation cost related to non-vested stock options and $132,809 unrecognized compensation cost related to vested stock options which will be recognized through July 2017.

Summary of Options Activity

	Stock Options
		Weighted
		Average
		Exercise
	Options	Price
Outstanding, July 1, 2015	1,680,000	$-
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(45,000)	$0.17
Outstanding, September 30, 2015	1,635,000	$0.17

14.	COMMITMENTS AND CONTINGENCIES

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

Separation Agreement - On March 10, 2015, the Company terminated the employment agreement with Michael Koenigs, seller of You Everywhere Now, LLC. As part of the separation agreement, both parties agreed to a settled amount of $279,566 payable to Michael Koenigs. As of September 30, 2015, the Company had a balance of $204,566 in accrued expenses related to the separation agreement.

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

The Company has also agreed to transfer the office sublease agreement for the office space located at 591 Camino De La Reina, San Diego, CA to Michael Koenigs, at a rent of $3,000 per month. The sublease agreement expires on March 31, 2018. Future minimum rent payments under the separation agreement are $18,000 for the year ending March 31, 2016. For each of the years ending March 31, 2017 through 2018 the minimal rent payment will be $36,000. Total rent expense, including common area, maintenance, taxes, insurance and utilities was $9,000 and $18,000 for the three and six months ended September 30, 2015.

15.	SUBSEQUENT EVENTS

On October 1, 2015, TCA Global Credit Master Fund, LP, elected to convert $46,983 of outstanding principle and interest due under the convertible promissory note agreement into 8,542,398 shares of the Company's common stock at a conversion price of $.0055 per share.

On October 2, 2015, the Company entered into a third loan agreement with related party Crosstech Partners, LLC for $21,000. The loan agreement calls for interest at 6% per annum and requires repayment of the loan and unpaid accrued interest on October 2, 2018

On October 5, 2015, the Company entered into an Asset Purchase Agreement with MikeKoenigs.com Inc. The Company sold full ownership, intellectual property and administrative rights to all Publish and Profit courses and products, including the main product plus certification products, all Top Gun Consulting Toolkit courses and products, including the main product plus certification products, the Publish and Profit Facebook Group,the Publish and Profit Kajabi Site, all Publish and Profit digital assets on Amazon S3, Youtube or Vimeo, all Publish and Profit customer records, spreadsheets, and customer data, all You Everywhere Now "YEN" assets including the You Everywhere Now Facebook Group. The Company and Buyer agreed to decrease the promissory note to Buyer from $1,170,000 to $670,000, along with interest accrued and payable as of June 30, 2015, certain outstanding miscellaneous expenses, and sublease of certain office space described in Settlement Agreement is terminated as of September 1, 2015.

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

Item2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations for three and six month periods ended September 30, 2015 compared to three and six months ended September 30, 2014.

Revenues and Cost of Revenues

During the three and six month periods ended September 30, 2015 and 2014 the Company generated revenues from 3 primary business segments, being:

-	Revenues earned from usage of the ICTG Platform for software marketing tools, including simulated live webinars.

-	Revenues earned from usage of the Pulse Network Platform for management and support of client events or conferences.

-	Revenues earned by providing ongoing development and support for client content and digital marketing programs.

Three Months Ended September 30, 2015 and 2014

Total revenues for the three months ended September 30, 2015 increased by 64.8% to $796,262 from $483,248 during the three months ended September 30, 2014.

The increase for the three months ended September 30, 2015 is mainly attributable to the revenue earned from usage of the ICTG Platform for software marketing tools, including simulated live webinars.

Cost of revenues for the three months ended September 30, 2015 increased by 53.4% to $148,609 from $96,857 during the three months ended September 30, 2014. This increase is mainly attributable to the increase in revenue as described above.

Cost of revenues includes $2,358 of stock-based compensation for the three months ended September 30, 2015 compared to $366 for the three months ended September 30, 2014.

Six Months Ended September 30, 2015 and 2014

Total revenues for the six months ended September 30, 2015 increased by 75.7% to $2,116,072 from $1,204,670 during the six months ended September 30, 2014.

The increase for the six months ended September 30, 2015 is mainly attributable to the revenue earned from usage of the ICTG Platform for software marketing tools, including simulated live webinars.

Cost of revenues for the six months ended September 30, 2015 increased by 44.0% to $383,762 from $266,458 during the three months ended September 30, 2014. This increase is mainly attributable to the increase in revenue as described above.

Cost of revenues includes $162 of stock-based compensation for the six months ended September 30, 2015 compared to $569 for the six months ended September 30, 2014.

Selling and Marketing

Three Months Ended September 30, 2015 and 2014

Selling and marketing expenses for the three months ended September 30, 2015 decreased by 75.4% to $13,503 from $54,966 for the three months ended September 30, 2014. The decrease in selling and marketing expenses is attributable to a reduction in sales employees.

Selling and marketing expenses includes $3,374 of stock-based compensation for the three months ended September 30, 2015 compared to $3,537 for the three months ended September 30, 2014.

Six Months Ended September 30, 2015 and 2014

Selling and marketing expenses for the six months ended September 30, 2015 decreased by 39.2% to $70,621 from $116,218 for the six months ended September 30, 2014. The decrease in selling and marketing expenses is attributable to a reduction in sales employees.

Selling and marketing expenses includes $6,911 of stock-based compensation for the six months ended September 30, 2015 compared to $7,074 for the six months ended September 30, 2014.

General and Administrative

Three Months Ended September 30, 2015 and 2014

General and administrative expenses for the three months ended September 30, 2015 increased by 15.8% to $726,238 from $626,899 for the three months ended September 30, 2014. The increase in general and administrative expenses is mainly attributable to an increase in amortization expense related to the intangible assets from the acquisition of You Everywhere Now.

General and administrative expenses include $10,014 of stock-based compensation for the three months ended September 30, 2015 compared to $8,293 for the three months ended September 30, 2014.

Six Months Ended September 30, 2015 and 2014

General and administrative expenses for the six months ended September 30, 2015 increased by 69.7% to $2,039,855 from $1,201,824 for the six months ended September 30, 2014. The increase in general and administrative expenses is mainly attributable to the $325,000 of financing fees related to the revolving loan, amortization expense, computer expense, commissions, marketing payroll, customer service payroll, officer's payroll, and rent.

General and administrative expenses include $20,055 of stock-based compensation for the six months ended September 30, 2015 compared to $18,863 for the six months ended September 30, 2014.

Net Loss Attributable to the Company

Three Months Ended September 30, 2015 and 2014

The net loss attributable to the Company for the three months ended September 30, 2015 decreased 40.4% to $235,539 compared to $395,380 for three months ended September 30, 2014. The decrease is mainly attributable to an increase in the revenue earned from usage of the ICTG Platform for software marketing tools, including simulated live webinars.

Six Months Ended September 30, 2015 and 2014

The net loss attributable to the Company for the six months ended September 30, 2015 increased to $659,747 compared to $640,062 for six months ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2015 the Company's total current assets were $253,871 and current liabilities were $6,192,089. On September 30, 2015 the Company had an accumulated deficit of $7,010,238. For the six months ended September 30, 2015 the Company financed its operations with proceeds from the issuance of common stock in the amount of $217,500, and proceeds from a related party loan of $35,000. As a result, the Company had a working capital deficit of $5,938,218 on September 30, 2015 compared with a working capital deficit of $5,692,391 at March 31, 2015.

For the six months ended September 30, 2015 the Company's accrued payroll balance increased $325,927 as a result of officers deferring receipt of their contractual compensation in order to help provide cash for operations.

Cash and cash equivalents on September 30, 2015 were $68,852, an increase of $41,328 from March 31, 2015.

Operating activities provided cash of $390,295 in the six months ended September 30, 2015 compared to using cash of $500,860 for the six months ended September 30, 2014. There were no investing activities in the six months ended September 30, 2015 and 2014.

Financing activities used cash of $348,967 during the six months ended September 30, 2015, compared to providing cash of $395,392 during the six months ended September 30, 2014.

2015 financing activities primarily consists of proceeds of $217,500 from the issuance of common stock, proceeds of $35,000 from related party loan, less repayment of revolving loan and capital lease obligations.

2014 financing activities primarily consists of proceeds of $485,000 from accounts receivable purchase agreements, $188,500 in advances from affiliates, $175,000 from a convertible debenture, $100,000 from a note payable related party, less repayment of bank debt, accounts receivable purchase agreements, proceeds from note payable, issuance of convertible debt, note payable related party, stockholder's borrowings and capital lease obligations.

Off-Balance Sheet Arrangements

As of September 30, 2015, the Company had no off balance sheet arrangements that have had or that would be expected to be reasonably likely to have a future material effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.

During the period ended September 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2015.

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

As of September 30, 2015, we are not in default with respect to any indebtedness.

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

The Pulse Network, Inc.

Date: November 16, 2015	By:	/s/ Stephen Saber
Stephen Saber
Chief Executive Officer (Principal Executive Officer)

