Form 10-Q
period 2015-12-31
Pulse Network, Inc.
filed 2016-02-22
CIK 1521013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

The number of shares outstanding of the issuer's common stock, par value $0.01 per share, at February 22, 2016 was 251,687,746 shares.

THE PULSE NETWORK, INC.

THE PULSE NETWORK, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

DECEMBER 31, 2015 and MARCH 31, 2015

	December 31,	March 31,
	2015	2015
ASSETS

CURRENT ASSETS:
Cash	$32,302	$27,524
Accounts receivable, net of allowance for doubtful accounts of $7,041 at December 31, 2015 and March 31, 2015	194,149	225,253
Prepaid expenses and deposits	53,693	77,585

Total current assets	280,144	330,362

PROPERTY AND EQUIPMENT, net	55,096	87,796

INTANGIBLE ASSESTS, net	892,605	1,615,197

GOODWILL	-	694,133

OTHER ASSETS:
Other assets	34,379	34,923

TOTAL ASSETS	$1,262,224	$2,762,411

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Revolving loan	$1,987,304	$2,512,922
Accounts payable	930,428	661,032
Accrued compensation	1,729,809	1,187,749
Accrued expenses	807,626	535,309
Current portion of capital lease obligations	7,128	11,963
Deferred revenue	404,022	456,115
Client funds pass thru liability	26,300	26,300
Advances from stockholder	91,397	91,397
Current portion of note payable related party	64,813	51,624
Note Payable - stockholders	110,100	110,100
Related party loan	121,500	121,500
Advances from affiliates	193,800	193,800
Current portion of deferred compensation	64,266	62,942

Total current liabilities	6,538,493	6,022,753

DEFERRED COMPENSATION, net of current portion	720,251	744,858
PROMISSORY NOTE	670,000	1,170,000
CONVERTIBLE DEBENTURE	108,000	122,000
CAPITAL LEASE OBLIGATIONS, net of current portion	2,525	7,463
RELATED PARTY LOAN	56,000	-
NOTE PAYABLE RELATED PARTY, net of current portion	-	13,189

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK OBLIGATION	205,160	225,000
STOCKHOLDERS' EQUITY (DEFICIENCY):
Undesignated convertible preferred stock, authorized 25,000,000 shares designated as follows:
Series A convertible preferred stock, $0.001 par value, authorized, issued and outstanding 1,000	1	1
Series B convertible preferred stock, $0.001 par value, authorized, issued and outstanding 15,000,000	15,000	15,000
Common stock: $0.001 par value, authorized, 500,000,000 shares; issued and outstanding, 179,732,746 and 100,002,563 shares, respectively	179,732	100,003
Additional paid-in capital	961,591	692,635
Accumulated deficit	(8,194,529)	(6,350,491)

Total stockholders' deficiency	(7,038,205)	(5,542,852)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$1,262,224	$2,762,411

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

NET SALES	$944,261	$2,198,574	$3,060,333	$3,403,244

COST OF SALES	174,448	353,117	558,210	619,576

GROSS PROFIT	769,813	1,845,457	2,502,123	2,783,668

SELLING EXPENSES	8,898	144,952	79,519	261,170
GENERAL AND ADMINISTRATIVE EXPENSES	1,119,164	2,304,550	3,159,019	3,506,374

NET LOSS FROM OPERATIONS	(358,249)	(604,045)	(736,415)	(983,875)

OTHER INCOME	550,100	-	550,100	-
IMPAIRMENT LOSS	(1,231,396)	-	(1,231,396)	-
ACQUISITION RELATED EXPENSE	-	(212,967)	-	(212,967)
INTEREST EXPENSE	(144,746)	(170,481)	(426,327)	(430,712)

NET LOSS	$(1,184,291)	$(987,493)	$(1,844,038)	$(1,627,554)

NET LOSS PER COMMON SHARE, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES USED IN PER SHARE COMPUTATION, basic and diluted	174,625,878	96,523,439	142,540,103	92,923,198

The accompanying notes are an integral part of these consolidated interim financial statements

THE PULSE NETWORK, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,844,038)	$(1,627,554)
Adjustments to reconcile net loss to net cash provided (used for) by operating activities:
Stock-based compensation	33,862	40,246
Stock-based expense	16,500	61,000
Depreciation	32,700	48,507
Amortization of intangible assets	185,329	61,776
Amortization of deferred financing costs	-	448,175
Non cash interest expense	-	83,716
Non cash financing expense	325,000	-
Other income (expenses)	(550,100)	-
Impairment loss	1,231,396
Changes in operating assets and liabilities:
Accounts receivable	31,104	(66,568)
Prepaid expenses and deposits	23,892	(60,345)
Other assets	544	1,088
Accounts payable	273,896	(93,144)
Accrued compensation	542,060	301,582
Accrued expenses	317,917	401,628
Deferred revenue	(52,093)	(671)
Client funds pass through liability	-	(370,271)
Deferred compensation	(23,283)	(44,624)

Net cash provided by (used for) for operating activities	544,686	(815,459)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from You Everywhere Now acquisition	-	202,439
Additions to property and equipment	-	(35,771)

Net cash provided by (used for) investing activities	-	166,668

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	217,500	-
Proceeds from related party loan	56,000	-
Net (repayment) proceeds from revolving loan	(803,635)	690,045
Deferred financing costs	-	(70,000)
Repayment from note payable - other	-	(10,000)
Repayment of convertible notes	-	(115,404)
Proceeds from convertible debenture	-	175,000
Repayment of long-term debt	-	(58,334)
Payments of capital lease obligations	(9,773)	(16,292)
Net proceeds from note payable - stockholders	-	6,311
Repayment of advances from stockholder	-	(173,240)
Proceeds from note payable related party	-	100,000
Repayment of note payable related party	-	(44,101)
Advances from affiliate	-	196,000

Net cash (used for) provided by financing activities	(539,908)	679,985

NET INCREASE IN CASH	4,778	31,194
CASH:
Beginning of period	27,524	118,215

End of period	$32,302	$149,409

SUPPLEMENTAL CASH FLOWS DISCLOSURE
Convertible debenture balance converted into common stock	$14,000	$35,000
Reduction of obligation on redeemable common stock	$19,840	$-
TCA revolving loan converted into common stock	$46,983	$-
Acqusition of You Everywhere Now, LLC. assets financed through long and short term debt	$-	$2,297,560
Deferred financing costs financed with debt	$-	$450,000
Deferred financing costs settled through the issuance of common stock	$-	$225,000
Deferred financiing costs financed with debt	$-	$91,350
Deferred financiing costs included in accrued expenses at December 31, 2014	$-	$60,000
You Everywhere Now, LLC. leasehold improvements acquired through debt proceeds	$-	$30,000
Note payable - bank paid with new debt proceeds	$-	$150,000
Longterm debt paid with new debt proceeds	$-	$165,000
Fair value of beneficial conversion feature recorded in additional paid in capital	$-	$77,405

The accompanying notes are an integral part of these consolidated interim financial statements

THE PULSE NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	OUTLOOK

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, as of December 31, 2015 the Company has an accumulated deficit of $8,194,529 and has negative working capital of $6,258,349. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of new business opportunities.

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

Concentrations of Sales to Certain Customers - During the three month period ended December 31, 2015, the Company had sales to one customer, A, that accounted for approximately 30% of total revenue. During the nine month period ended December 31, 2015, the Company had sales to two customers A and B, that accounted for approximately 24% of total revenue.

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

The Company paid consideration to the seller comprised of a promissory note payable to the seller in the amount of $1,170,000 and cash of $1,047,560 financed through debt proceeds. The Company assumed liabilities of the seller totaling $244,450. The Company allocated the purchase price to intangible assets with a fair value of $1,738,750 and accounts receivable of $29,127. The excess of the consideration paid over the fair value of the assets acquires totaling $694,133 was recorded as goodwill on the Company's balance sheet at December 31, 2014. The Company estimated the useful lives of the various identifiable intangible assets acquired to be between two and fifteen years.

During the quarter ended December 31, 2015 the Company determined that circumstances indicated that the fair value of goodwill and intangible assets acquired in the You Everywhere Now acquisition was impaired. The Company determined based on its analysis of fair value of these assets at December 31, 2015 that goodwill should be written off in its entirety and the customer lists should be written down to their estimated fair value of $762,467 and amortized over their estimated remaining useful life of two years. The total amount of the impairment loss recognized of $1,231,396 consists of goodwill in the amount of $694,133, and intangible assets in the amount of $537,26.

Intangible assets at December 31, 2015 and March 31, 2015 consist of the following:

	December 31,	March 31,
	2015	2015
Total customer list-active & non-active	$762,467	$1,299,730
Non-compete agreement	191,900	191,900
Trademarks	185,340	185,340
Software/database	61,779	61,779
	1,201,486	1,738,749
Accumulated amortization	(308,881)	(123,552)

Intangible assets, net	$892,605	$1,615,197

The Company incurred direct cost related to the acquisition of You Everywhere Now totaling $212,967 which is reported in the Company's statement of operations for the three and nine month periods ended December 31, 2014 as acquisition related expenses.

4.	ASSET PURCHASE AGREEMENT

On October 5, 2015, the Company entered into an Asset Purchase Agreement with MikeKoenigs.com Inc. ("Buyer"). The Company sold full ownership, intellectual property and administrative rights to all Publish and Profit courses and products, including the main product plus certification products, all Top Gun Consulting Toolkit courses and products, including the main product plus certification products, the Publish and Profit Facebook Group,the Publish and Profit Kajabi Site, all Publish and Profit digital assets on Amazon S3, Youtube or Vimeo, all Publish and Profit customer records, spreadsheets, and customer data, all You Everywhere Now "YEN" assets including the You Everywhere Now Facebook Group. The Company and Buyer agreed to decrease the promissory note due to Buyer from $1,170,000 to $670,000, along with $45,600 of interest accrued and payable as of June 30, 2015, $4,500 in certain outstanding miscellaneous expenses, and sublease of certain office space described in Settlement Agreement is terminated as of September 1, 2015. The foregiveness of the note payable balance, accrued interest and miscellaneous expenses, totaling $550,100 was recorded in other income as of December 31, 2015.

5.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2015 and March 31, 2015 consists of the following:

	December 31,	March 31,
	2015	2015
Computer equipment	$197,033	$197,033
Audio and video equipment	109,071	109,071
Furniture and fixtures	12,478	12,478
Office equipment	55,189	55,189
Event equipment	82,020	82,020
	455,791	455,791
Accumulated depreciation	(400,695)	(367,995)

Property and equipment, net	$55,096	$87,796

6.	RELATED PARTY TRANSACTIONS

Advances from stockholder at December 31, 2015 and March 31, 2015, consists of non-interest bearing advances of $91,397 from Stephen Saber. These advances have no set repayment terms.

Note payable related party consists of a loan from John C. Saber, the father of the three majority stockholders. Under the terms of the note agreement dated May 15, 2014 the Company borrowed $100,000 repayable in monthly principal and interest installments of $4,614 through maturity in May 2016. This note accrues interest at 10% per annum. The unpaid balance of this note at December 31, 2015 and March 31, 2015 is $64,813.

Related party loan at December 31, 2015 consists of loans previously due to Stephen Saber in the amount of $111,500 and Nicholas C. Saber in the amount of $10,000. Accrued interest of $15,340 and $8,806 is included in accrued liabilities at December 31, 2015 and March 31, 2015, respectively. These loans were transferred to Crosstech Partners, LLC during the fourth quarter of fiscal 2014. Stephen, Nicholas and John Saber own 100% of Crosstech Partners, LLC. The loan bears interest at 6.5% and matured with all unpaid principal and interest due on September 3, 2015. The principle and accrued interest balances of the related party loan for $121,500 are past due at December 31, 2015.

On September 15, 2015, the Company entered into a second loan agreement with related party Crosstech Partners, LLC for $35,000. The loan bears interest at 6% per annum and matures with all unpaid principle and interest due on September 15, 2018. Accrued interest of $705 and $0 is included in accrued liabilities at December 31, 2015 and March 31, 2015, respectively.

On October 2, 2015, the Company entered into a third loan agreement with related party Crosstech Partners, LLC for $21,000. The loan bears interest at 6% per annum and matures with all unpaid principle and interest due on October 2, 2018. Accrued interest of $317 and $0 is included in accrued liabilities at December 31, 2015 and March 31, 2015, respectively.

Note payable – stockholders consist of a note dated September 3, 2013 under the terms of which the Company borrowed $110,100 from Saber Insurance Trust, of which the three majority stockholders are primary beneficiaries. The original loan terms stated repayment of the loan was to be made in full by June 1, 2014 including interest at 8.6% per annum. During the year ended March 31, 2015 the maturity date of the loan was extended to June 30, 2016. The Company received net proceeds of $103,000 reflecting a discount in the amount of $7,100 representing the interest to be earned over the term of the note. The discount was amortized through a charge to interest expense using the interest method over the original term of the loan. Accrued interest of $14,989 and $7,889 is included in accrued liabilities at December 31, 2015 and March 31, 2015, respectively.

Advances from affiliate consists of $193,800 at December 31, 2015 and March 31, 2015 represents advances from Crosstech Partners, LLC with no stated repayment terms.

The Company leases its office space under a non-cancelable lease agreement with a related party which expires April 30, 2024. Future minimum rent payments under this agreement are $32,859 for the year ending March 31, 2016. For each of the years ending March 31, 2017 through 2024 the minimal rent payment will be $131,433 and $21,906 for the year ending March 31, 2025.

Total rent expense, including common area, maintenance, taxes, insurance and utilities was $47,465 and $34,525 for the three month periods ended December 31, 2015 and 2014 respectively, and $154,956 and $64,309 for the nine month periods ended December 31, 2015 and 2014, respectively.

7.	ACCRUED COMPENSATION

Accrued compensation as of December 31, 2015 and March 31, 2015 includes $1,667,146 and $1,187,749, respectively of amounts due to the three officers and directors payable under the terms of their employment agreements.

8.	DEFERRED COMPENSATION

In September 2004 the Company entered into a deferred compensation arrangement with a former stockholder. Under the terms of the arrangement, beginning in January 2005, the former stockholder receives semi-monthly payments of $4,167 through December 2024. The amount included on the Company's balance sheets at December 31, 2015 and March 31, 2015 represents the net present value of the remaining payments calculated using a discount rate of 5%. The amount of deferred compensation expected to be paid within twelve months of the balance sheet date is classified as a current liability with the remainder classified as non-current. Future maturities of this obligation are as follows:

Year ending December 31:
2016	64,266
2017	67,557
2018	71,017
2019	74,654
2020	78,478
Thereafter	428,545
Total	$784,517

9.	REVOLVING LOAN

On October 6, 2014, the Company borrowed $2,400,000 from TCA Global Credit Master Fund, LP (the "Lender" or "TCA") pursuant to the terms of a Senior Secured Revolving Credit Facility Agreement, dated September 30, 2014 (the "Credit Agreement"), among the Company, as borrower, and certain of its subsidiaries (the "Subsidiary Guarantors") as joint and several guarantors, and the Lender. The funds have been and will be used for general corporate purposes, including repayment of certain obligations of the Company. Under the Credit Agreement, the Company may borrow an amount equal to the lesser of 80% of the amount in a certain Lock Box Account (as defined in the Credit Agreement) and the revolving loan commitment, which initially is $1,400,000. The Company may request that the revolving loan commitment be raised by various specified amounts at specified times, up to a maximum of $5,000,000. In each case, the decision to grant any such increase in the revolving loan commitment is at the Lender's sole discretion. The original maturity date of this loan was on the earlier of March 30, 2015 and has been extended to November 1, 2016, subject to a six-month extension at the request of the Company, or upon 60 days written notice by the Lender. The Company may prepay the Revolving Loan (as defined in the Credit Agreement), without penalty, provided it is repaid more than 180 days prior to maturity date. If Company prepays more than eighty percent (80%) of the Revolving Loan Commitment within 9 days following the effective date, there is a prepayment penalty equal to 2.5% of the Revolving Loan Commitment (as defined in the Credit Agreement).

The loan bears interest at the rate of 11% per annum, and required the Company to pay certain fees, as set forth in the Credit Agreement. In addition, the Company paid an additional advisory fee of $450,000 to Lender during the quarter ended December 31, 2014.

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

On September 14, 2015, TCA sold the 4,500,000 redeemable common shares to a third party for net proceeds of $19,840. As a result of the sale of the redeemable common shares by TCA the Company is obligated to issue additional redeemable common shares to TCA which have a fair value of $205,160 or to settle this obligation in cash.As the redemption option is outside the control of the Company the redemption value of these shares has been recorded in temporary equity on the Company's balance sheet at December 31, 2015 and March 31, 2015.

In addition to the advisory fee described above the Company incurred fees totaling $896,350 in order to obtain this debt financing. These fees were included in general and administrative expense during the third and fourth quarters of 2015.

On April 1, 2015, the Company and the lender entered into a second amendment to the Credit Agreement under which additional financing fees totaling $325,000 were added to the balance of the revolving loan and the maturity date was extended to November 1, 2016. The advisory fees are included in general and administrative expenses for the nine months ended December 31, 2015.

On October 1, 2015, TCA Global Credit Master Fund, LP, elected to convert $46,983 of outstanding principle due under the convertible promissory note agreement into 8,542,398 shares of the Company's common stock at a conversion price of $.0055 per share.

Effective December 3, 2015, the Company and the lender entered into a third amendment to the Credit Agreement under which the Company and lender agreed to modify and revise the estimated over-advance payment from $4,500 per day to $1,667 per day for the remainder of the term of the Credit Agreement. The Company also agreed to pay the lender a $500,000 advisory fee by issuing the lender shares of Series C Convertible Preferred Stock. The advisory fee is included in general and administrative expenses for the three and nine month periods ended December 31, 2015. The shares had not yet been issued at December 31, 2015 and the amount due of $500,000 is included in accrued liabilities in the balance sheet at that date.

10.	CONVERTIBLE DEBENTURE

On April 29, 2014, the Company issued a non-interest bearing convertible debenture. The purchaser of the debenture advanced the Company $175,000 in principle maturing three years from the issuance date. At any time the purchaser may convert the amount outstanding at a conversion rate equal to 65% of the second lowest closing bid price of the Company's common stock for the 20 trading days immediately preceding the date of conversion of the debenture. The Company determined there was a beneficial conversion feature with an intrinsic value of $77,405 as of June 30, 2014. The debenture is convertible as of the effective date of the agreement and therefore the entire discount related to the beneficial conversion feature was recorded in additional paid-in capital and charged to interest expense during the quarter ended June 30, 2014. The Company has also issued 500,000 shares of common stock with an aggregate fair value of $32,000 to the purchaser in connection with this agreement which is included in general and administrative expenses in the statement of operations for the nine months ended December 31, 2014.

On November 4, 2014, the purchaser elected to convert $35,000 of the outstanding principle amount into 2,153,846 shares of the Company's common stock. On January 27, 2015 the purchaser elected to convert $18,000 of the outstanding principle amount into 4,615,384 shares of the Company's common stock. On April 30, 2015 the original purchaser of this convertible debenture sold the note to a third party for $122,000. On July 24, 2015, the new holder elected to convert $14,000 of the outstanding principle amount into 6,730,769 shares of the Company's common stock.

11.	CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under capital leases expiring in various years through 2018. The net book value of assets held under capital leases at December 31, 2015 and March 31, 2015 is $14,136 and $25,716 respectively. The annual repayments of capital lease obligations at December 31, 2015 are as follows:

2016	$7,776
2017	2,589
Total minimum lease payments	10,365
Less amount representing interest	712
Present value of minimum lease payments	9,653
Present value of minimum lease payments due within one year	7,128
Present value of net minimum lease payments due beyond one year	$2,525

12.	CLIENT FUNDS PASS THROUGH LIABILITY

The Company collects and receives funds from attendees who register for our clients' upcoming events. Per the terms of the contracts, the Company remits the balance of funds collected to its clients at 30 and 45 days post event. The Company client funds pass through liability at December 31, 2015 and March 31, 2015 is $26,300.

13.	STOCKHOLDERS' EQUITY

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

On September 25, 2015, the company issued 3,000,000 shares of its common stock with a fair value on the issuance date of $.0055 per share for services provided under a consultant services agreement. The Company recorded consulting expense of $16,500 as a result of the issuance of these shares which is included in general and administrative expenses for the three and nine month periods ended December 31, 2015.

On October 1, 2015, TCA Global Credit Master Fund, LP, elected to convert $46,983 of outstanding principle due under the convertible promissory note agreement into 8,542,398 shares of the Company's common stock at a conversion price of $.0055 per share. See note 8.

14.	STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense attributable to outstanding stock options of $13,293 and $13,740 during the three month periods ended December 31, 2015 and 2014, respectively, and $33,862 and $40,246 during the nine month periods ended December 31, 2015 and 2014, respectively. At December 31, 2015, there was $50,327 of unrecognized compensation cost related to non-vested stock options which will be recognized through July 2017.

Summary of Options Activity

	Stock Options
		Weighted
		Average
		Exercise
	Options	Price
Outstanding, October 1, 2015	1,635,000	$-
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(400,000)	$0.17
Outstanding, December 31, 2015	1,235,000	$0.17

15.	COMMITMENTS AND CONTINGENCIES

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

Separation Agreement - On March 10, 2015, the Company terminated the employment agreement with Michael Koenigs, seller of You Everywhere Now, LLC. As part of the separation agreement, both parties agreed to a settled amount of $279,566 payable to Michael Koenigs. As of December 31, 2015, the Company had a balance of $144,566 in accrued expenses related to the separation agreement.

The Company also transferred certain equipment and furniture, located at the Company office at 591 Camino De La Reina, Suite 1210, San Diego, CA 92108, with an agreed fair value of $80,000 to Seller. As a result, the amount of goodwill recorded by the Company as part of the acquisition of You Everywhere Now, LLC was reduced by $50,000 and the fixed assets recorded in the acquisition in the amount of $30,000 were removed from the Company's balance sheet. The amount due under the promissory note payable to Michael Koenigs, seller of You Everywhere Now, LLC was also reduced by $80,000 as of March 31, 2015.

The Company has also agreed to transfer the office sublease agreement for the office space located at 591 Camino De La Reina, San Diego, CA to Michael Koenigs, at a rent of $3,000 per month. The sublease agreement expires on March 31, 2018. Future minimum rent payments under the separation agreement are $18,000 for the year ending March 31, 2016. For each of the years ending March 31, 2017 through 2018 the minimal rent payment will be $36,000. Total rent expense, including common area, maintenance, taxes, insurance and utilities was $(3,000) and $15,000 for the three and nine months ended December 31, 2015.

16.	SUBSEQUENT EVENTS

On January 4, 2016, the Company received $50,000 in proceeds from the holder of an amended and restated convertible debenture. These proceeds were used to repay a portion of the revolving loan balance. The Company agrees to repay holder the sum of $50,000 together with all accrued interest on December 9, 2016, the maturity date. At any time until the maturity date the holder may convert all or any portion of the outstanding principle amount at a conversion rate equal to 60% of the lowest trading price of the Company's common stock for the 10 trading day period preceding the conversion date inclusive of the conversion date.

On January 4, 2016, the holder of the convertible debenture converted $5,400 of the principle due to 2,000,000 shares of the Company's common stock at a conversion price of $.0027 per share.

On January 6, 2016, the holder of the convertible debenture converted $10,080 of the principle due to 4,000,000 shares of the Company's common stock at a conversion price of $.00252 per share.

On January 7, 2016, the Company issued 500,000 shares of Series C Preferred Stock to TCA Global Credit Master Fund, LP in connection with the third amendment to the Credit Agreement.

On January 8, 2016 the holder of the convertible debenture converted $10,800 of the principle due to 6,000,000 shares of the Company's common stock at a conversion price of $.0018 per share.

On January 12, 2016 the holder of the convertible debenture converted $10,560 of the principle due to 8,000,000 shares of the Company's common stock at a conversion price of $.00132 per share.

On January 15, 2016 the holder of the convertible debenture converted $9,600 of the principle due to 8,000,000 shares of the Company's common stock at a conversion price of $.0012 per share.

On January 21, 2016 the holder of the convertible debenture converted $3,560 of the principle due to 3,955,000 shares of the Company's common stock at a conversion price of $.0009 per share.

On January 27, 2016, the Company received proceeds of $50,000 in a second purchase tranche from the assignee of the simultaneously executed debt purchase agreement. These proceeds were used to repay a portion of the revolving loan balance. The debt purchase agreement states the assignee desires to purchase $300,000 of the revolving loan debt from lender, TCA Global Credit Master Fund, LP, in six separate tranches of $50,000, thirty days after prior purchase tranche closing.

On January 27, 2016 the assignee of the debt purchase agreement converted $7,800 of the principle due to 10,000,000 shares of the Company's common stock at a conversion price of $.00078 per share.

On February 3, 2016 the assignee of the debt purchase agreement converted $6,600 of the principle due to 10,000,000 shares of the Company's common stock at a conversion price of $.00066 per share.

On February 5, 2016 the assignee of the debt purchase agreement converted $6,600 of the principle due to 10,000,000 shares of the Company's common stock at a conversion price of $.00066 per share.

On February 9, 2016 the assignee of the debt purchase agreement converted $5,400 of the principle due to 10,000,000 shares of the Company's common stock at a conversion price of $.00054 per share.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations for three and nine month periods ended December 31, 2015 compared to three and nine months ended December 31, 2014.

Revenues and Cost of Revenues

During the three and nine month periods ended December 31, 2015 and 2014 the Company generated revenues from 3 primary business segments, being:

- Revenues earned from usage of the ICTG Platform for software marketing tools, including simulated live webinars.

- Revenues earned from usage of the Pulse Network Platform for management and support of client events or conferences.

- Revenues earned by providing ongoing development and support for client content and digital marketing programs.

Three Months Ended December 31, 2015 and 2014

Total revenues for the three months ended December 31, 2015 decreased by 57.1% to $944,261 from $2,198,574 during the three months ended December 31, 2014.

The decrease for the three months ended December 31, 2015 is mainly attributable to the decreased usage of the ICTG Platform.

Cost of revenues for the three months ended December 31, 2015 decreased by 50.6% to $174,448 from $353,117 during the three months ended December 31, 2014. This decrease is mainly attributable to the decrease in revenue as described above.

Cost of revenues includes $975 of stock-based compensation for the three months ended December 31, 2015 compared to $366 for the three months ended December 31, 2014.

Nine Months Ended December 31, 2015 and 2014

Total revenues for the nine months ended December 31, 2015 decreased by 10.1% to $3,060,333 from $3,403,244 during the nine months ended December 31, 2014.

The decrease for the nine months ended December 31, 2015 is mainly attributable to the decrease in usage of the ICTG Platform, revenue earned from providing ongoing development and support for client content and digital marketing programs, and the discontinuation of a hosted conference.

Cost of revenues for the nine months ended December 31, 2015 decreased by 9.9% to $558,210 from $619,576 during the nine months ended December 31, 2014. This decrease is mainly attributable to the decrease in revenue as described above.

Cost of revenues includes $1,138 of stock-based compensation for the nine months ended December 31, 2015 compared to $936 for the nine months ended December 31, 2014.

Selling and Marketing

Three Months Ended December 31, 2015 and 2014

Selling and marketing expenses for the three months ended December 31, 2015 decreased by 93.9% to $8,898 from $144,952 for the three months ended December 31, 2014. The decrease in selling and marketing expenses is attributable to a reduction in sales employees.

Selling and marketing expenses includes $2,927 of stock-based compensation for the three months ended December 31, 2015 compared to $3,537 for the three months ended December 31, 2014.

Nine Months Ended December 30, 2015 and 2014

Selling and marketing expenses for the nine months ended December 31, 2015 decreased by 69.6% to $79,519 from $261,170 for the nine months ended December 31, 2014. The decrease in selling and marketing expenses is attributable to a reduction in sales employees.

Selling and marketing expenses includes $9,838 of stock-based compensation for the nine months ended December 31, 2015 compared to $10,611 for the nine months ended December 31 2014.

General and Administrative

Three Months Ended December 31, 2015 and 2014

General and administrative expenses for the three months ended December 31, 2015 decreased by 51.4% to $1,119,164 from $2,304,550 for the three months ended December 31, 2014. The decrease in general and administrative expenses is mainly attributable to a decrease in cost related to financing the acquisition of You Everywhere Now, LLC, officer's payroll, IT payroll, marketing payroll, customer service payroll, advertising expenses, commissions, legal and accounting fees, and payroll taxes.

General and administrative expenses include $2,832 of stock-based compensation for the three months ended December 31, 2015 compared to $9,837 for the three months ended December 31, 2014.

Nine Months Ended December 31, 2015 and 2014

General and administrative expenses for the nine months ended December 31, 2015 decreased by 9.9% to $3,159,019 from $3,506,374 for the nine months ended December 31, 2014. The decrease in general and administrative expenses is mainly attributable to a decrease in cost related to financing the acquisition of You Everywhere Now, LLC, media production payroll, and IT payroll.

General and administrative expenses include $22,886 of stock-based compensation for the nine months ended December 31, 2015 compared to $28,699 for the nine months ended December 31, 2014.

Net Loss Attributable to the Company

Three Months Ended December 31, 2015 and 2014

The net loss attributable to the Company for the three months ended December 31, 2015 increased 19.9% to $1,184,291 compared to a net loss of $987,493 for three months ended December 31, 2014. The increase is mainly attributable to the impairment loss, and decreases in financing fees related to the revolving loan, acquisition related expenses, sales payroll, officer payroll, IT payroll and external contractors.

Nine Months Ended December 31, 2015 and 2014

The net loss attributable to the Company for the nine months ended December 31, 2015 increased 13.3% to $1,844,038 compared to $1,627,554 for nine months ended December 31, 2014. The increase is mainly attributable to the impairment loss, and increased amortization expenses, and decreases in, financing fees related to the revolving loan, acquisition related expenses, sales payroll, media production payroll, IT payroll and external contractors.

Liquidity and Capital Resources

For the nine months ended December 31, 2015 the Company financed its operations with proceeds from the issuance of common stock in the amount of $217,500, proceeds from a related party loan of $56,000, delaying payment to vendors and the Company's officers as evidenced by an increase in accounts payable of approximately $269,000 and an increase in accrued compensation of approximately $542,000. As a result, the Company had a working capital deficit of $6,258,349 on December 31, 2015 compared with a working capital deficit of $5,692,391 at March 31, 2015.

Cash and cash equivalents on December 31, 2015 were $32,302, an increase of $4,778 from March 31, 2015.

Operating activities provided cash of $544,686 in the nine months ended December 31, 2015 compared to using cash of $815,459 for the nine months ended December 31, 2014.

There were no investing activities in the nine months ended December 31, 2015 compared to $166,668 in cash provided by investing activities during the nine months ended December 31, 2014.

Financing activities used cash of $539,908 during the nine months ended December 31, 2015, compared to providing cash of $679,985 during the nine months ended December 31, 2014.

2015 financing activities primarily consists of proceeds of $217,500 from the issuance of common stock, proceeds of $56,000 from related party loans, less repayment of revolving loan and capital lease obligations.

2014 financing activities primarily consists of net proceeds of $690,045 from revolving loan, $196,000 in advances from affiliates, $175,000 from a convertible debenture, $100,000 from a note payable related party, less repayment of long-term debt, deferred financing costs, proceeds from note payable, issuance of convertible debt, note payable related party, stockholder's borrowings and capital lease obligations.

Off-Balance Sheet Arrangements

As of December 31, 2015, the Company had no off balance sheet arrangements that have had or that would be expected to be reasonably likely to have a future material effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.

During the period ended December 31, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2015.

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

As of December 31, 2015, we are not in default with respect to any indebtedness.

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

________________

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

The Pulse Network, Inc.

Date: February 22, 2016	By:	/s/ Stephen Saber
Stephen Saber
Chief Executive Officer (Principal Executive Officer)

