Form 10-K
period 2017-03-31
Pulse Network, Inc.
filed 2018-02-26
CIK 1521013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017 and March 31, 2016

Commission File No. 000-54741

THE PULSE NETWORK, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-4798356
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10 Oceana Way

Norwood, Massachusetts 02062

(Address of principal executive offices, zip code)

(781) 688-8000

(Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2016, the aggregate market value of Company’s common stock held by non-affiliates of the registrant was $58,299 based on the closing sale price ($.0001) reported on the OTC Pink.

At March 31, 2017, the end of the Registrant’s most recently completed fiscal year, there were 720,544,746 shares of common stock, par value $0.001 per share; 1,000 shares of Series A Preferred Stock, par value $0.001 per share (convertible into 1,000 shares of common stock);15,000,000 shares of Series B Preferred Stock, par value $0.001 per share (convertible into 75,000,000 shares of common stock); and 500,000 shares of Series C Preferred Stock, par value $0.001 per share; issued and outstanding.

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

The business of The Pulse Network is now the principal business of the Company. The Pulse Network provides a cloud-based platform focused on content marketing and event solutions. The Pulse Network helps clients ranging from Fortune 500 companies, to small and mid-size companies, boost awareness, drive lead generation, and enhance client engagement through content marketing, campaign management and event registration with a social and digital backbone. With over 20 years of experience delivering online and offline marketing programs, state of the art video production studio, and a highly skilled team, The Pulse Network has become the partner of choice for numerous B2B and B2C brands.

The Pulse Network was established in June 1994 and currently operates from offices located at 10 Oceana Way, Norwood, Massachusetts 02062. The Pulse Network’s website is www.tpni.com.

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

The new platform incorporates flat design, an enhanced layout, new icons and more typography, all of which can be translated to any language, significantly benefiting The Pulse Network’s international clients. In addition to the new design, the platform is highly organized for both event marketers and content marketers and combines the registration technology with asset creation, curation, distribution, and management to be used by all types of businesses and consumers. By bringing all the modules together under one platform, The Pulse Network is releasing a completely unique and powerful tool that will be used for hundreds of global programs on six continents. The fully integrated platform is comprised of three chief features: Event Management, Online Broadcast, and Content Marketing Tools.

ICTG Platform

On October 6, 2014, The Pulse Network acquired You Everywhere Now, LLC, VoiceFollowUp, LLC and Traffic Geyser, LLC (collectively, “ICTG”) which are collectively a marketing technology services business. ICTG is complete marketing and follow up automation software. Customers of ICTG set up a lead database and direct an “Instant Customer” on what to do. The instant customer will then automatically follow up with email, SMS/text, direct to voicemail, video, postcards and letters, and even simulated live webinars. Instant Customer does all the follow up automatically, offers a dashboard to monitor how well business is doing, what areas need focus, what areas are strong, and which methods are working most effectively to cut down unneeded marketing costs and increase profit margins.

Event Management

The Pulse Network's event management solution is a global, end-to-end tool for event groups all over the world. This solution allows event groups to store all data related to each individual tradeshow or conference they organize. The platform allows event groups to manage and house their lead database, communicate with customers, and perform registration services both online and onsite. Event groups can seamlessly execute events using the platform from the beginning stages through post-conference campaigns by leveraging the tools of the platform, bringing events to life year-round. This solution helps event groups increase verification rates, increase attendance, and improve attendee satisfaction.

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

In addition, The Pulse Network’s capabilities include full event management support – including show production, a comprehensive speaker management system, with the ability to manage complete speaker processing through the system, from call for papers, to ranking proposals and managing sessions, and Continuing Education Unit (CEU) session tracking and reporting, with full scheduling / tracking of CEU credits, online access for attendees, and email updates.

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

Early Customer Engagement Platform

On June 9, 2014, the Pulse Network announced the release of its Cloud-Based Integrated Platform for Early Customer Engagement. The Pulse Network’s platform helps clients create a digital publication, original video centric content, curate content, and build a powerful content marketing program. No longer do clients have to outsource content marketing, The Pulse Network’s platform can now do it for them. They can create entire newsletters with just a few clicks, pulling content elements from multiple sources, delivering fresh content each week. With TPNI's new tool, delivering content has never been easier.

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

Employees

As of the date hereof, we have 10 employees who work full-time.

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

On March 1, 2017, the Company subleased approximately 500 square feet of its premises at 10 Oceana Way Norwood, Massachusetts 02062. The lease agreement states the Company will receive $1,146 per month for rent. The term of the lease expires on February 28, 2020.

ITEM 3. LEGAL PROCEEDINGS

On August 17, 2016, the Company was subject to claim of $181,300 for breached terms of a written consulting agreement from Kashwise Global Funding, Inc. Litigation was entered in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida under Case#12-14834 (2). That Complaint was, upon motion and hearing, dismissed on October 25, 2016, with the Plaintiff being afforded the opportunity to replead its claims. That Complaint was, upon motion and hearing, dismissed on October 25, 2016, with the Plaintiff being afforded the opportunity to replead its claims. An Amended Complaint was thereinafter filed, in response to which an Answer and Affirmative Defenses were filed on December 20, 2016. Management has aggressively responded to the claims being asserted, and is vigorously defending against same. A motion seeking a Summary Judgment in favor of the client has been filed and is scheduled for hearing on August 8, 2017. It is the opinion of counsel that there is a substantial probability of success upon the Motion for Summary Judgment above referenced.

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

	BID PRICE PER SHARE
	HIGH	LOW

Fiscal year ended March 31, 2017
Quarter ended March 31, 2017	$0.00	$0.00
Quarter ended December 31, 2016	$0.00	$0.00
Quarter ended September 30, 2016	$0.00	$0.00
Quarter ended June 30, 2016	$0.00	$0.00

Fiscal year ended March 31, 2016
Quarter ended March 31, 2016	$0.00	$0.00
Quarter ended December 31, 2015	$0.01	$0.00
Quarter ended September 30, 2015	$0.01	$0.00
Quarter ended June 30, 2015	$0.01	$0.00

TRANSFER AGENT

Our transfer agent is Empire Stock Transfer of Henderson, Nevada. Their address is 1859 Whitney Mesa Dr., Henderson, Nevada 89014 and their telephone number is (702) 818-5898.

HOLDERS

As of March 31, 2017, the end of the Registrant’s most recently completed fiscal year, there were 720,544,746 shares of common stock, par value $0.001 per share, held by approximately 26 holders of record; 1,000 shares of Series A Preferred Stock, par value $0.001 per share (convertible into 1,000 shares of common stock) held by 3 holders of record; 15,000,000 shares of Series B Preferred Stock, par value $0.001 per share (convertible into 75,000,000 shares of common stock) held by 3 holders of record, and 500,000 shares of Series C Convertible Preferred Stock, par value $0.001 per share held by one holder.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered sales of equity securities during the year ended March 31, 2017.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2017.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and consolidated financial condition for the fiscal years ended March 31, 2017, and 2016, should be read in conjunction with our consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. References in this section to “we,” “us,” “our” or “The Pulse Network” are to the consolidated business of The Pulse Network. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP. In connection with the preparation of the consolidated financial statements, the Company is required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. It based assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews accounting policies, assumptions, estimates and judgments to ensure that the consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from assumptions and estimates, and such differences could be material.

Results of operations for 2017 compared to 2016.

Revenues and Cost of Revenues

During 2017 and 2016 the Company generated revenues from 2 primary business segments, being:

•	Revenues earned from usage of the ICTG Platform for software marketing tools.

•	Revenues earned from usage of the Pulse Network Platform for management and support of client events or conferences.

Total revenues for 2017 decreased by 39.1% to $2,337,222 from $3,834,949 in 2016. The decrease is mainly attributable to the decrease in customers using the ICTG Platform for software marketing tools.

Cost of revenues for 2017 decreased by 43.0% to $422,574 from $741,598 in 2016. The decrease is mainly attributable to the decrease in customers using the ICTG Platform for software marketing tools, client services payroll and outside contractors.

Selling and Marketing

Selling and Marketing expenses for 2017 decreased by 69.5% to $25,306 this was down from $82,902 for 2016. The decrease in selling and marketing expenses is attributable to a reduction in sales employees.

General and Administrative

General and administrative expenses for 2017 decreased by 25.9% to $2,815,654 down from the amount $3,801,940 for 2016. The decrease in general and administrative expenses is attributable to a decrease in costs related to financing the acquisition of You Everywhere Now, LLC., computer expenses, client fees, and customer service payroll.

Net Loss Attributable to the Company

The net loss to the Company for 2017 was $1,398.988 compared to $2,098,266 for 2016. The decrease was mainly attributable to the impairment loss recognized in 2016.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying consolidated financial statements, as of March 31, 2017, the Company has an accumulated deficit of $10,099,456 and has negative working capital of $6,918,994. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Liquidity and Capital Resources

As of March 31, 2017, the Company’s total current assets were $189,036 and total current liabilities were $7,108,030 resulting in a working capital deficit of $6,918,994. On March 31, 2017, the Company had an accumulated deficit of $10,099,456.

For the fiscal year ended March 31, 2017 the Company’s accrued payroll balance increased $806,166 as a result of officers deferring receipt of their contractual compensation to help provide cash for operations. In addition, the Company received net advances from stockholders of $224,964 to pay down payables, and $20,000 in proceeds from debt purchase agreement.

Cash and cash equivalents on March 31, 2017 were $62,658 an increase of $18,836 from March 31, 2016.

Operating activities provided cash of $111,963 in the fiscal year ended March 31, 2017 compared to providing cash of $238,149 during the fiscal year ended March 31, 2016.

There was no investing activity in the fiscal year end March 31, 2017 and 2016.

Financing activities used cash of $93,127 during the year ended March 31, 2017, compared to using cash of $221,851 during the year ended March 31, 2016. Financing activities during fiscal 2017 include proceeds from debt purchase agreement of $20,000, and net of advances from stockholders of $224,964, less payments of $331,651 to revolving loan and $6,440 to capital leases.

Off-Balance Sheet Arrangements

As of March 31, 2017, the Company had no off balance sheet arrangements that have had or that would be expected to be reasonably likely to have a future material effect on the Company’s consolidated financial condition, changes in consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 8. FINANCIAL STATEMENTS

THE PULSE NETWORK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

The Pulse Network, Inc.

We have audited the accompanying consolidated balance sheets of The Pulse Network, Inc. (the “Company”) as of March 31, 2017 and 2016 and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2017 and 2016 and the consolidated results of its operations, changes in its stockholders’ deficit, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses from operations, negative working capital, and a stockholders’ deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

February 12, 2018

THE PULSE NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2017 and MARCH 31, 2016

	March 31,	March 31,
	2017	2016
ASSETS

CURRENT ASSETS:
Cash	$62,658	$43,822
Accounts receivable at March 31, 2017 and March 31, 2016 respectively	112,891	120,565
Prepaid expenses and deposits	13,487	6,772

Total current assets	189,036	171,159

PROPERTY AND EQUIPMENT, net	-	48,109

INTANGIBLE ASSESTS, net	-	788,323

OTHER ASSETS:
Other assets	23,714	34,077

TOTAL ASSETS	$212,750	$1,041,668

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Revolving loan	$1,335,901	$1,667,552
Debt purchase agreement, net discount	(360)	1,116
Promissory note	670,000	-
Convertible debenture, net discount	105,241	-
Derivative liabilities	239,798	182,140
Accounts payable	550,316	874,071
Accrued compensation	2,719,999	1,913,833
Accrued expenses	259,065	263,051
Current portion of capital lease obligations	1,023	6,440
Deferred revenue	327,795	328,007
Client funds pass thru liability	26,924	26,594
Advances from stockholders	316,361	91,397
Current portion of note payable related party	64,813	64,813
Note Payable - stockholders	110,100	110,100
Current portion of related party loan	121,500	121,500
Advances from affiliates	193,800	193,800
Current portion of deferred compensation	65,754	64,938

Total current liabilities	7,108,030	5,909,352

DEFERRED COMPENSATION, net of current portion	689,706	706,453
PROMISSORY NOTE	-	670,000
CONVERTIBLE DEBENTURE, net discount	-	69,274
CAPITAL LEASE OBLIGATIONS, net of current portion	-	1,023
SECURITY DEPOSIT	1,146	-
RELATED PARTY LOAN, net of current portion	56,000	56,000

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK, 4,500,000 shares issued and outstanding at March 31, 2017 and 2016	205,160	205,160
STOCKHOLDERS' DEFICIENCY
Undesignated convertible preferred stock, authorized 25,000,000 shares designated as follows:
Series A convertible preferred stock, $0.001 par value, authorized,
issued and outstanding 1,000	1	1
Series B convertible preferred stock, $0.001 par value, authorized,
issued and outstanding 15,000,000	15,000	15,000
Series C convertible preferred stock, $0.001 par value, authorized,
issued and outstanding 500,000	500	500
Common stock: $0.001 par value, authorized, 500,000,000 shares;
issued and outstanding, 720,544,746 and 405,391,746 shares, respectively	720,554	405,392
Additional paid-in capital	1,516,109	1,703,981
Accumulated deficit	(10,099,456)	(8,700,468)

Total stockholders' deficiency	(7,642,132)	(6,370,434)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$212,750	$1,041,668

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED MARCH 31, 2017 AND 2016

	2017	2016

NET SALES	$2,337,222	$3,834,949

COST OF SALES	422,574	741,598

GROSS PROFIT	1,914,648	3,093,351

SELLING EXPENSES	25,306	82,902
GENERAL AND ADMINISTRATIVE EXPENSES	2,815,654	3,801,940

NET LOSS FROM OPERATIONS	(926,312)	(791,491)

OTHER INCOME	-	550,100
IMPAIRMENT LOSS	-	(1,231,396)
DERIVATIVE EXPENSE	(159,276)	(211,327)
INTEREST EXPENSE	(313,400)	(414,152)

NET LOSS	$(1,398,988)	$(2,098,266)

NET LOSS PER COMMON SHARE, basic and diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES USED IN PER SHARE
COMPUTATION, basic and diluted	692,370,727	173,195,939

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

			Preferred								Additional
	Redeemable Common Stock		Series A		Series B		Series C		Common		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance March 31, 2015	4,500,000	$225,000	1,000	$1	15,000,000	$15,000	-	$-	100,002,563	$100,003	$818,305	$(6,602,202)	$(5,463,232)

Common shares issued as compensation for consulting services	-	-	-	-	-	-	-	-	3,000,000	3,000	13,500	-	16,500
Common shares issued in private placement transactions	-	-	-	-	-	-	-	-	50,034,016	56,956	160,544	-	217,500
Redeemable common stock issued for deferred financing costs	(4,500,000)	(19,840)	-	-	-	-	-	-	4,500,000	4,500	15,340	-	19,840
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	43,903	-	43,903
Common shares issued upon conversion of debt	-	-	-	-	-	-	-	-	6,730,769	6,731	7,269	-	14,000
Common shares issued under convertible promissory note agreement	-	-	-	-	-	-	-	-	8,542,398	8,542	38,441	-	46,983
Common shares issued under debt purchase agreement	-	-	-	-	-	-	-	-	232,582,000	225,659	(98,839)	-	126,820
Application of derivative liabilty for conversion of debt via common stock	-	-	-	-	-	-	-	-	-	-	206,018	-	206,018
Series C converitible preferred stock issued under credit agreement	-	-	-	-	-	-	500,000	500	-	-	499,500	-	499,500
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,098,266)	(2,098,266)

Balance March 31, 2016	-	$205,160	1,000	$1	15,000,000	$15,000	500,000	$500	405,391,746	405,391	1,703,981	(8,700,468)	(6,370,434)

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	40,164	-	40,164
Common shares issued under debt purchase agreement	-	-	-	-	-	-	-	-	315,163,000	315,163	(281,623)	-	33,540
Application of derivative liabilty for conversion of debt via common stock	-	-	-	-	-	-	-	-	-	-	53,587	-	53,587
Series C converitible preferred stock issued under credit agreement	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,398,988)	(1,398,988)

Balance March 31, 2017	-	$205,160	1,000	$1	15,000,000	$15,000	500,000	$500	720,554,746	720,554	1,516,109	(10,099,456)	(7,642,132)

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED MARCH 31, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,398,988)	$(2,098,266)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	40,164	43,903
Stock-based expense	-	16,500
Depreciation	48,109	39,687
Amortization of intangible assets	788,324	289,612
Non cash interest financing expense	-	325,000
Other income (expenses)	-	(550,100)
Impairment loss	-	1,231,396
Derivative expense	159,276	211,327
Changes in operating assets and liabilities:
Accounts receivable	7,674	104,688
Prepaid expenses and deposits	(6,715)	70,813
Other assets	10,363	846
Accounts payable	(323,755)	217,539
Accrued compensation	806,166	726,084
Accrued expenses	(3,986)	(226,659)
Deferred revenue	(213)	(128,108)
Client funds pass thru	330	294
Security deposit	1,146	-
Deferred compensation	(15,932)	(36,409)

Net cash provided by operating activities	111,963	238,149

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	217,500
Proceeds from related party loan	-	56,000
Net proceeds from revolving loan	(331,651)	(623,388)
Proceeds from debt purchase agreement	20,000	140,000
Net of advances from stockholders	224,964	-
Payments of capital lease obligations	(6,440)	(11,963)

Net cash used for financing activities	(93,127)	(221,851)

NET INCREASE IN CASH	18,836	16,298
CASH:
Beginning of period	43,822	27,524

End of period	$62,658	$43,822
SUPPLEMENTAL CASH FLOWS DISCLOSURE
Convertible debenture converted into common stock	$-	$14,000
Reduction of obligation on redeemable common stock	$-	$19,840
TCA revolving loan converted into common stock	$-	$46,983

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

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

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying consolidated financial statements, as of March 31, 2017, the Company has an accumulated deficit of $10,099,456 and has negative working capital of $6,918,994. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications - Certain previously reported amounts have been reclassified to conform to the current year’s presentation. The reclassification had no effect on the previously reported net income.

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

Concentrations of Sales to Certain Customers – During 2017 the Company had sales to two customers A and B that accounted for approximately 25% of the total revenue during 2017. Accounts receivable from two customers A and C accounted for approximately 81% of total accounts receivable at March 31, 2017.

Revenue Recognition - The Company’s revenue consists principally of event platform revenue derived from management of customer events and recognized at the conclusion of the event and content marketing platform and other revenue are derived from providing ongoing solutions related to customer website content and are recognized as services are provided over the life of the contract.

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

The Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any unrecognized tax benefits or accrued interest and penalties during the years ended March 31, 2017 and 2016 and does not anticipate having any unrecognized tax benefits over the next twelve months. The Company is subject to audit by the IRS for tax periods commencing January 1, 2011.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2017, and 2016, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

Fair Value Measurements

The Company applies the provisions of ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

For certain financial instruments, the carrying amounts reported in the balance sheets for cash and current liabilities, including convertible notes payable, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The Company uses Level 2 inputs for its valuation methodology for derivative liabilities as their fair values were determined by using the Black-Scholes-Merton pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

At March 31, 2017 and 2016, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	March 31, 2017
Description	March 31, 2017	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$239,798	$-	$182,140	$-

Total	$239,798	$-	$182,140	$-

	Fair Value	Fair Value Measurements at
	As of	March 31, 2016
Description	March 31, 2016	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$239,798	$-	$182,140	-

Total	$239,798	$-	$182,140	-

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 815.

4. ACQUISTION OF YOU EVERYWHERE NOW, LLC

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

The Company paid consideration to the seller comprised of a promissory note payable to the seller in the amount of $1,170,000 and cash of $1,047,560 financed through debt proceeds. The Company assumed liabilities of the seller totaling $244,450. The Company allocated the purchase price to intangible assets with a fair value of $1,738,750 and accounts receivable of $29,127. The excess of the consideration paid over the fair value of the assets acquires totaling $694,133 was recorded as goodwill on the Company’s balance sheet for year ended March 31, 2015. The Company estimated the useful lives of the various identifiable intangible assets acquired to be between two and fifteen years.

During the quarter ended December 31, 2015 the Company determined that circumstances indicated that the fair value of goodwill and intangible assets acquired in the You Everywhere Now acquisition was impaired. The Company determined based on its analysis of fair value of these assets at December 31, 2015 that goodwill should be written off in its entirety and the customer lists should be written down to their estimated fair value of $762,467 and amortized over their estimated remaining useful life of two years. The total amount of the impairment loss recognized of $1,231,396 consists of goodwill in the amount of $694,133, and intangible assets in the amount of $537,263.

During the quarter end June 30, 2016, the Company wrote off the remaining balance of intangible assets due to the continuous decline in sales related to the assets acquired in the You Everywhere Now acquisition.

Intangible assets at March 31, 2017 and March 31, 2016 consist of the following:

	March 31,	March 31,
	2017	2016
Total customer list-active & non-active	$762,467	$762,467
Non-compete agreement	191,900	191,900
Trademarks	185,340	185,340
Software/database	61,779	61,779
	1,201,486	1,201,486
Accumulated amortization	(413,163)	(1,201,486)

Intangible assets, net	$-	$788,323

The Company incurred direct cost related to the acquisition of You Everywhere Now totaling $212,967 which is reported in the Company’s statement of operations for the year ended March 31, 2015 as acquisition related expenses.

5. ASSET PURCHAE AGREEMENT

On October 5, 2015, the Company entered into an Asset Purchase Agreement with MikeKoenigs.com Inc. (“Buyer”). The Company sold full ownership, intellectual property and administrative rights to all Publish and Profit courses and products, including the main product plus certification products, all Top Gun Consulting Toolkit courses and products, including the main product plus certification products, the Publish and Profit Facebook Group, the Publish and Profit Kajabi Site, all Publish and Profit digital assets on Amazon S3, Youtube or Vimeo, all Publish and Profit customer records, spreadsheets, and customer data, all You Everywhere Now “YEN” assets including the You Everywhere Now Facebook Group. The Company and Buyer agreed to decrease the Promissory Note due to Buyer from $1,170,000 to $670,000, along with $45,600 of interest accrued and payable as of June 30, 2015, $4,500 in certain outstanding miscellaneous expenses, and sublease of certain office space described in Settlement Agreement is terminated as of September 1, 2015. The forgiveness of the note payable balance in the amount of $550,100 was recorded in other expenses as of December 31, 2015. Pursuant to that certain Promissory Note, dated October 3, 2014, in the principal amount of $1,250,000, made by The Pulse Network, Inc., a Massachusetts corporation (the “Pulse Massachusetts”), to MikeKoenigs.com, Inc., a Minnesota corporation (“MikeKoenigs.com”), the Pulse Massachusetts owes $670,000 to MikeKoenigs.com as of March 31, 2017.

6. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2017 and 2016 consists of the following:

	2017	2016
Computer equipment	$197,033	$197,033
Audio and video equipment	109,071	109,071
Furniture and fixtures	12,478	12,478
Office equipment	55,189	55,189
Event equipment	73,178	82,020
	446,949	455,791
Accumulated depreciation	(446,949)	(407,682)

Property and equipment, net	$-	$48,109

During the quarter end June 30, 2016, the Company wrote off the remaining balance of property and equipment.

7. RELATED PARTY TRANSACTIONS

Advances from stockholders at March 31, 2017 and 2016 consists of non-interest bearing advances of $316,361 and $91,397, from Stephen J. Saber and Nicholas C. Saber.

Note payable related party at March 31, 2017 and 2016 consists of a loan from John C. Saber, the father of the three majority stockholders. Under the terms of the note agreement, dated May 15, 2014, the Company borrowed $100,000 repayable in monthly principal and interest installments of $4,614 through maturity in May 2016. The note accrues interest at 10% per annum. The unpaid note payable related party balance is $64,813 and $64,813 at March 31, 2017 and 2016.

Related party loan at March 31, 2017 consists of a loan previously due to Stephen Saber in the amount of $111,500 and Nicholas C. Saber in the amount of $10,000 which were transferred to CrossTech Partners, LLC. Stephen, Nicholas and John Saber own 100% of CrossTech Partners, LLC. The loan bears interest at 6.5% and matures with all unpaid principal and interest due on September 3, 2017.

Note payable – Saber Insurance Trust consists of a note dated September 3, 2013 under the terms of which the Company borrowed $110,100 from Saber Insurance Trust, of which the three majority stockholders are primary beneficiaries. The original loan terms stated repayment of the loan was to be made in full by June 1, 2014 including interest at 8.6% per annum. During the year ended March 31, 2016 the maturity date of the loan was extended to June 30, 2016. The Company received net proceeds of $103,000 reflecting a discount in the amount of $7,100 representing the interest to be earned over the term of the note. The discount was amortized through a charge to interest expense using the interest method over the original term of the loan.

The Company leases its office space under a non-cancelable lease agreement with a related party which expires April 30, 2024. For each of the years ending March 31, 2018 through 2024 the minimal rent payment will be $131,433 and $21,906 for the year ending March 31, 2025.

Total rent expense for the existing lease, including common area, maintenance, taxes, insurance and utilities, was $199,172 and $215,743 for the years ended March 31, 2017 and 2016, respectively.

8. ACCRUED COMPENSATION

Accrued compensation at March 31, 2017 and 2016 includes $2,678,445 and $1,870,046 respectively, of amounts due to the three officers and director’s payable under the terms of their employment agreements. These officers have elected to defer receipt of these amounts until the Company is in a better liquidity position.

9. DEFERRED COMPENSATION

In September 2004, the Company entered into a deferred compensation arrangement with a former stockholder. Under the terms of the arrangement, beginning in January 2005, the former stockholder receives semi-monthly payments of $4,167 through December 2024. The amount included on the Company’s balance sheets at March 31, 2017 and 2016 represents the net present value of the remaining payments calculated using a discount rate of 5%. The amount of deferred compensation expected to be paid within twelve months of the balance sheet date is classified as a current liability with the remainder classified as non-current. Future maturities of this obligation are as follows:

Year ending March 31:
2018	65,754
2019	69,121
2020	72,662
2021	76,383
2022	80,295
Thereafter	391,245
Total	$755,460

10. REVOLVING LOAN

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

On October 30, 2014, the Company issued to the Lender 4,500,000 shares of redeemable common stock in payment of the advisory fee as stated in the credit agreement. The lender could require the Company to redeem these shares for an amount up to $450,000 one year from the effective date of the agreement. On December 16, 2014, the Company and the lender entered into the first amendment to the credit agreement under which the available borrowing amount was increased and the original advisory fee in the amount of $450,000 was added to the outstanding loan amount with the lender and the shares issued on October 30, 2014 were deemed to be in settlement of a new advisory fee in the amount of $225,000. Under the terms of the amendment these shares are redeemable at the option of the lender for an amount up to $225,000 as defined in the agreement. As the redemption option is outside the control of the Company the redemption value of these shares has been recorded in temporary equity on the Company’s balance sheet at December 31, 2014. In addition to the advisory fee described above the Company incurred fees totaling $896,350 in order to obtain this debt financing. These fees are included in general and administrative expense as of March 31, 2015.

On September 14, 2015, TCA sold the 4,500,000 redeemable common shares to a third party for net proceeds of $19,840. As a result of the sale of the redeemable common shares by TCA the Company is obligated to issue additional redeemable common shares to TCA which have a fair value of $205,160 or to settle this obligation in cash. As the redemption option is outside the control of the Company the redemption value of these shares has been recorded in temporary equity on the Company’s balance sheet at March 31, 2017 and 2016.

In addition to the advisory fee described above the Company incurred fees totaling $896,350 in order to obtain this debt financing. These fees were included in general and administrative expense as of March 31, 2015.

On April 1, 2015, the Company and the lender entered into a second amendment to the Credit Agreement under which additional financing fees totaling $325,000 were added to the balance of the revolving loan and the maturity date was extended to November 1, 2016. The additional financing fee is included in general and administrative expenses for the year ended March 31, 2016.

On October 1, 2015, TCA Global Credit Master Fund, LP, elected to convert $46,983 of outstanding principle due under the convertible promissory note agreement into 8,542,398 shares of the Company's common stock at a conversion price of $.0055 per share.

Effective December 3, 2015, the Company and the lender entered into a third amendment to the Credit Agreement under which the Company and lender agreed to modify and revise the estimated over-advance payment from $4,500 per day to $1,667 per day for the remainder of the term of the Credit Agreement. The Company also agreed to pay the lender a $500,000 advisory fee by issuing the lender shares of Series C Convertible Preferred Stock. The advisory fee is included in general and administrative expenses for the year ended March 31, 2016.

Pursuant to that certain Senior Secured Credit Facility Agreement dated as of September 30, 2014, but made effective as of October 3, 2014, by and among, The Pulse Network, Inc., a Nevada corporation (the “Company”), The Pulse Network Management, LLC, a Massachusetts limited liability company, and TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA Global Credit Master Fund”), as amended, the Company owes $1,335,901 to TCA Global Credit Master Fund as of March 31, 2017.

11. DEBT PURCHASE AGREEMENT

The Company entered into that certain Debt Purchase Agreement (the "Debt Purchase Agreement"), dated December 31, 2015, by and among the Company, TCA and Rockwell Capital Partners ("Rockwell"), pursuant to which TCA assigned to Rockwell $300,000 of debt (the "Assigned Debt") evidenced by that certain Second Replacement Revolving Note, dated as of April 1, 2015, in the principal amount of $2,828,037.03 made by the Company to TCA. Under the Debt Purchase Agreement, the Assigned Debt will be assigned from TCA to Rockwell in six tranches of $50,000 each, with the first tranche having been assigned with the execution of the Debt Purchase Agreement, and tranches two though six, taking place 30 days after the assigned of the prior $50,000 tranche assignment.

On January 25, 2016, pursuant to the terms and conditions of the Debt Purchase Agreement, the Company made that certain Fourth Replacement Revolving Note A, dated January 21, 2016, in the principal sum of $50,000 (the "Third Replacement Revolving Note A") that certain Fourth Replacement Revolving Note A, dated January 21, 2016, in the principal sum of $1,867,589.48 (collectively, the "Two Fourth Replacement Revolving Notes"). Two Fourth Replacement Revolving Notes replace the Two Third Replacement Revolving Notes.

The Two Fourth Replacement Revolving Notes pay interest at a rate of 11% per annum. At any time while either of the Two Fourth Replacement Revolving Notes are outstanding, upon the occurrence of an Event of Default (as defined in the Two Fourth Replacement Revolving Notes), TCA or any other holder of either of the Two Fourth Replacement Revolving Notes, may convert all or any portion of the outstanding principal accrued and unpaid interest and any other sums due and payable or under any of the other Transaction Documents (such total amount, the "Conversion Amount") into shares of Common Stock of the Company (the "Conversion Shares") at a price equal to: (i) the Conversion Amount (the numerator); divided by(ii) eighty-five percent (85%) of the lowest volume weighted average price of the Company's Common Stock during the five (5) trading days immediately prior to the conversion date, as indicated in the conversion notice (the denominator) (the "Conversion Price").

On January 4, 2016, the Company received $50,000 in the first purchase tranche from assignee of the debt. These proceeds were used to repay a portion of the revolving loan balance.

On January 4, 2016, the assignee of the debt purchase agreement converted $5,400 of the principle due to 2,000,000 shares of the Company’s common stock at a conversion price of $.0027 per share.

On January 6, 2016, the assignee of the debt purchase agreement converted $10,080 of the principle due to 4,000,000 shares of the Company’s common stock at a conversion price of $.00252 per share.

On January 8, 2016, the assignee of the debt purchase agreement converted $10,800 of the principle due to 6,000,000 shares of the Company's common stock at a conversion price of $.0018 per share.

On January 12, 2016, the assignee of the debt purchase agreement converted $10,560 of the principle due to 8,000,000 shares of the Company's common stock at a conversion price of $.00132 per share.

On January 15, 2016, the assignee of the debt purchase agreement converted $9,600 of the principle due to 8,000,000 shares of the Company's common stock at a conversion price of $.0012 per share.

On January 21, 2016, the assignee of the debt purchase agreement converted $3,560 of the principle due to 3,955,000 shares of the Company's common stock at a conversion price of $.0009 per share.

On January 27, 2016, the Company received proceeds of $50,000 in a second purchase tranche from assignee of the debt. These proceeds were used to repay a portion of the revolving loan balance.

On January 27, 2016, the assignee of the debt purchase agreement converted $7,800 of the principle due to 10,000,000 shares of the Company's common stock at a conversion price of $.00078 per share.

On February 3, 2016, the assignee of the debt purchase agreement converted $6,600 of the principle due to 10,000,000 shares of the Company's common stock at a conversion price of $.00066 per share.

On February 5, 2016, the assignee of the debt purchase agreement converted $6,600 of the principle due to 10,000,000 shares of the Company's common stock at a conversion price of $.00066 per share.

On February 9, 2016, the assignee of the debt purchase agreement converted $6,600 of the principle due to 10,000,000 shares of the Company's common stock at a conversion price of $.00066 per share.

On February 11, 2016, the assignee of the debt purchase agreement converted $6,600 of the principle due to 10,000,000 shares of the Company's common stock at a conversion price of $.00066 per share.

On February 16, 2016, the assignee of the debt purchase agreement converted $5,400 of the principle due to 10,000,000 shares of the Company's common stock at a conversion price of $.00054 per share.

On February 19, 2016, the assignee of the debt purchase agreement converted $7,020 of the principle due to 13,000,000 shares of the Company's common stock at a conversion price of $.00054 per share.

On February 24, 2016, the assignee of the debt purchase agreement converted $5,780 of the principle due to 10,704,000 shares of the Company's common stock at a conversion price of $.00054 per share.

On March 8, 2016, the Company received proceeds of $40,000 in a third purchase tranche from assignee of the debt. These proceeds were used to repay a portion of the revolving loan balance.

On March 9, 2016, the assignee of the debt purchase agreement converted $5,040 of the principle due to 14,000,000 shares of the Company's common stock at a conversion price of $.00036 per share.

On March 11, 2016, the assignee of the debt purchase agreement converted $5,400 of the principle due to 15,000,000 shares of the Company's common stock at a conversion price of $.00036 per share.

On March 16, 2016, the assignee of the debt purchase agreement converted $3,600 of the principle due to 15,000,000 shares of the Company's common stock at a conversion price of $.00024 per share.

On March 22, 2016, the assignee of the debt purchase agreement converted $3,600 of the principle due to 15,000,000 shares of the Company's common stock at a conversion price of $.00024 per share.

On March 24, 2016, the assignee of the debt purchase agreement converted $2,700 of the principle due to 15,000,000 shares of the Company's common stock at a conversion price of $.00018 per share.

On March 29, 2016, the assignee of the debt purchase agreement converted $3,240 of the principle due to 18,000,000 shares of the Company's common stock at a conversion price of $.00018 per share.

On March 30, 2016, the assignee of the debt purchase agreement converted $3,240 of the principle due to 18,000,000 shares of the Company's common stock at a conversion price of $.00018 per share.

On April 1, 2016, the assignee of the debt purchase agreement converted $3,240 of the principle due to 18,000,000 shares of the Company's common stock at a conversion price of $.00018 per share.

On April 5, 2016, the assignee of the debt purchase agreement converted $2,400 of the principle due to 20,000,000 shares of the Company's common stock at a conversion price of $.00012 per share.

On April 6, 2016, the assignee of the debt purchase agreement converted $2,400 of the principle due to 20,000,000 shares of the Company's common stock at a conversion price of $.00012 per share.

On April 8, 2016, the assignee of the debt purchase agreement converted $2,520 of the principle due to 21,000,000 shares of the Company's common stock at a conversion price of $.00012 per share.

On April 11, 2016, the assignee of the debt purchase agreement converted $2,620 of the principle due to 21,833,000 shares of the Company's common stock at a conversion price of $.00012 per share.

On May 2, 2016, the Company received proceeds of $20,000 in a fourth purchase tranche from assignee of the debt. These proceeds were used to repay a portion of the revolving loan balance.

On May 4, 2016, the assignee of the debt purchase agreement converted $2,640 of the principle due to 22,000,000 shares of the Company's common stock at a conversion price of $.00012 per share.

On May 9, 2016, the assignee of the debt purchase agreement converted $2,640 of the principle due to 22,000,000 shares of the Company's common stock at a conversion price of $.00012 per share.

On May 10, 2016, the assignee of the debt purchase agreement converted $3,240 of the principle due to 27,000,000 shares of the Company's common stock at a conversion price of $.00012 per share.

On May 12, 2016, the assignee of the debt purchase agreement converted $3,240 of the principle due to 27,000,000 shares of the Company's common stock at a conversion price of $.00012 per share.

On May 17, 2016, the assignee of the debt purchase agreement converted $3,240 of the principle due to 27,000,000 shares of the Company's common stock at a conversion price of $.00012 per share.

On May 18, 2016, the assignee of the debt purchase agreement converted $1,800 of the principle due to 30,000,000 shares of the Company's common stock at a conversion price of $.00006 per share.

On May 20, 2016, the assignee of the debt purchase agreement converted $1,800 of the principle due to 30,000,000 shares of the Company's common stock at a conversion price of $.00006 per share.

On May 24, 2016, the assignee of the debt purchase agreement converted $1,760 of the principle due to 29,330,000 shares of the Company's common stock at a conversion price of $.00006 per share.

Debt purchase agreement at March 31, 2017 and 2016 consist of the following:

	March 31,	March 31,
	2017	2016
Debt purchase agreement dated January 21, 2016; non-interest bearing; due April 28, 2017; convertible into shares of common stock at 60% of the lowest trading price 10 days prior to conversion	-	13,180
Unamortized debt discount	-	(12,064)
Debt purchase agreement, net discount	$(360)	$1,116

A rollfoward of the debt purchase agreement from March 31, 2015 to March 31, 2017 is below:

Debt purchase agreement, net discount March 31, 2015	$-
Issued for cash	140,000
Conversion to common stock	(126,820)
Debt discount related to new convertible notes	(140,000)
Amortization of debt discounts	127,936
Debt purchase agreement, net discount March 31, 2016	1,116
Issued for cash	20,000
Conversion to common stock	(33,540)
Debt discount related to new convertible notes	(20,000)
Amortization of debt discounts	32,064
Debt purchase agreement, net discount March 31, 2017	$(360)

As of March 31, 2017, the net balance of the debt purchase agreement is $(360). See Note 12 on conversion feature of convertible debt recorded as a derivative liability.

12. CONVERTIBLE DEBENTURE

On April 29, 2014, the Company issued a non-interest bearing convertible debenture. The purchaser of the debenture, Peak One Opportunity Fund, L.P, advanced the Company $175,000 in principle due three years from the issuance date. At any time, the purchaser may convert the amount outstanding at a conversion rate equal to 65% of the second lowest closing bid price of the Company’s common stock for the 20 trading days immediately preceding the date of conversion of the debenture. The Company determined there was a beneficial conversion feature with an intrinsic value of $77,404 on the issuance date. The debenture is convertible as of the effective date of the agreement and therefore the entire discount related to the beneficial conversion feature was recorded in additional paid-in capital and charged to interest expense during the quarter ended June 30, 2014. The Company also issued 500,000 shares of common stock with an aggregate fair value of $32,000 to the purchaser in connection with this agreement which is included in general and administrative expenses in the statement of operations for the year ended March 31, 2015.

On November 4, 2014, the purchaser elected to convert $35,000 of the principle amount into 2,153,846 shares of the Company’s common stock. On January 27, 2015 the purchaser elected to convert $18,000 of the principle amount into 4,615,384 shares of the Company’s common stock. On April 30, 2015 the original purchaser of this convertible debenture, Peak One Opportunity Fund, L.P, sold the note to a third party, Jordan Sayfie, for $122,000. On July 24, 2015, the new holder elected to convert $14,000 of the outstanding principle amount into 6,730,769 shares of the Company’s common stock.

Convertible debenture at March 31, 2017 and 2016 consist of the following:

	March 31,	March 31,
	2017	2016
Convertible debenture dated April 28, 2014; non-interest bearing; due April 28, 2017; convertible into shares of common stock at 65% of the 2nd lowest closing bid price 20 days prior to conversion	$108,000	$108,000
Unamortized debt discount	(2,759)	(38,276)
Convertible debenture, net discount	$105,241	$69,274

A rollfoward of the convertible debenture from March 31, 2015 to March 31, 2017 is below:

Convertible debenture, net discount, March 31, 2015	$37,513
Issued for cash	-
Conversion to common stock	(14,000)
Debt discount related to new convertible notes	-
Amortization of debt discounts	45,761
Convertible debenture, net discount March 31, 2016	69,274
Issued for cash	-
Conversion to common stock	-
Debt discount related to new convertible notes	-
Amortization of debt discounts	35,967
Convertible debenture, net discount March 31, 2017	$105,241

Pursuant to that certain Convertible Debenture, dated April 28, 2014, in the principal amount of $175,000, made by the Pulse Network, Inc., a Nevada corporation (the “Company”), to Peak One Opportunity Fund, L.P. “Peak One Opportunity Fund”), title to which Convertible Debenture was subsequently sold to Jordan Sayfie, pursuant to that certain Debenture Purchase Agreement dated April 30, 2015, by and among Peak One Opportunity Fund, Equity IQ, LLC, a Nevada limited liability company (“Equity IQ”) and Jordan Sayfie, the Company owes $108,000 to Jordan Sayfie as of March 31, 2017.

See Note 12 on conversion feature of convertible debenture recorded as a derivative liability

13. DERIVATIVE LIABILTY

The convertible notes payable discussed in Note 10 & 11 have a conversion price that can be adjusted based on the Company’s stock price which results in the conversion feature being recorded as a derivative liability.

The fair value of the derivative liability is recorded and shown separately under current liabilities. Changes in the fair value of the derivative liability is recorded in the statement of operations under other income (expense).

The Company uses a weighted average Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at March 31, 2017 and 2016:

	March 31,	March 31,
	2017	2016

Stock price	$0.0002	$0.0003
Risk free rate	1.03%	0.59%
Volatility	400%	400%
Conversion/ Exercise price	$0.00006 to $0.00009	$0.0002 to $0.0003
Dividend rate	0%	0%
Term (years)	0.01 to 0.08	0.68 to 1.08

The following table represents the Company’s derivative liability activity for each of the annual periods during the two years ended March 31, 2017:

Derivative liability balance, March 31, 2015	$210,528
Issuance of derivative liability during the period	199,715
Underlying security converted into common stock	(206,018)
Change in derivative liability during the period	22,085
Derivative liability balance, March 31, 2016	182,140
Issuance of derivative liability during the period	48,593
Underlying security converted into common stock	(53,587)
Change in derivative liability during the period	62,652
Derivative liability balance, March 31, 2017	$239,798

14. INCOME TAXES

The Company had federal NOL carry forwards of approximately $5.7 million, resulting in a deferred tax asset of approximately $2.2 million, at March 31, 2017. The NOL is available to offset future taxable income and begins to expire in 2035. Under Section 382 of the Internal Revenue Code, the NOL may be limited as a result of a change in control. At March 31, 2017, the Company established valuation allowances equal to the full amount of the net deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

For the years ended March 31, 2017 and 2016, no amounts have been recognized for uncertain tax positions and no amounts have been recognized related to interest or penalties related to uncertain tax positions. The Company has determined that it is not reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

15. CAPITAL LEASE OBLIGATIONS

The Company leases certain equipment under capital leases expiring in various years through 2018. The net book value of assets held under capital leases at March 31, 2017 and 2016 is $3,924 and $12,094, respectively. The annual repayments of capital lease obligations at March 31, 2017 are as follows:

2018	1,036
Total minimum lease payments	1,036
Less amount representing interest	13
Present value of minimum lease payments	1,023
Present value of minimum lease payments due within one year	1,023
Present value of net minimum lease payments due beyond one year	$0

16. STOCKHOLDERS’ DEFICIENCY

Series A and series B convertible preferred stock have the same voting, dividend and liquidation rights as holder of common stock. Holders of series A and series B convertible preferred stock may convert their preferred shares into 1 and 5 shares, respectively of common stock.

On April 1, 2016, the assignee of the debt purchase agreement converted $3,240 of the principle due to 18,000,000 shares of the Company's common stock at a conversion price of $.00018 per share.

On April 5, 2016, the assignee of the debt purchase agreement converted $2,400 of the principle due to 20,000,000 shares of the Company's common stock at a conversion price of $.00012 per share.

On April 6, 2016, the assignee of the debt purchase agreement converted $2,400 of the principle due to 20,000,000 shares of the Company's common stock at a conversion price of $.00012 per share.

On April 8, 2016, the assignee of the debt purchase agreement converted $2,520 of the principle due to 21,000,000 shares of the Company's common stock at a conversion price of $.00012 per share.

On April 11, 2016, the assignee of the debt purchase agreement converted $2,620 of the principle due to 21,833,000 shares of the Company's common stock at a conversion price of $.00012 per share.

On May 2, 2016, the Company received proceeds of $20,000 in a fourth purchase tranche from assignee of the debt. These proceeds were used to repay a portion of the revolving loan balance.

On May 4, 2016, the assignee of the debt purchase agreement converted $2,640 of the principle due to 22,000,000 shares of the Company's common stock at a conversion price of $.00012 per share.

On May 9, 2016, the assignee of the debt purchase agreement converted $2,640 of the principle due to 22,000,000 shares of the Company's common stock at a conversion price of $.00012 per share.

On May 10, 2016, the assignee of the debt purchase agreement converted $3,240 of the principle due to 27,000,000 shares of the Company's common stock at a conversion price of $.00012 per share.

On May 12, 2016, the assignee of the debt purchase agreement converted $3,240 of the principle due to 27,000,000 shares of the Company's common stock at a conversion price of $.00012 per share.

On May 17, 2016, the assignee of the debt purchase agreement converted $3,240 of the principle due to 27,000,000 shares of the Company's common stock at a conversion price of $.00012 per share.

On May 18, 2016, the assignee of the debt purchase agreement converted $1,800 of the principle due to 30,000,000 shares of the Company's common stock at a conversion price of $.00006 per share.

On May 20, 2016, the assignee of the debt purchase agreement converted $1,800 of the principle due to 30,000,000 shares of the Company's common stock at a conversion price of $.00006 per share.

On May 24, 2016, the assignee of the debt purchase agreement converted $1,760 of the principle due to 29,330,000 shares of the Company's common stock at a conversion price of $.00006 per share.

17. STOCK OPTION GRANTS

On March 29, 2013, the Board of Directors of the Company approved and adopted the terms and provisions of a 2013 Stock Option Plan for the Company. An aggregate of 15,000,000 shares of the Company’s common stock are initially reserved for issuance upon exercise of nonqualified and/or incentive stock options which may be granted under the 2013 Stock Option Plan.

On August 12, 2013, the Company granted options to purchase 4,135,000 shares of its common stock to its employees. These options have a 10-year term and were granted with an exercise price of $0.17. The option shares vest over four years beginning April 3, 2013, As of March 31, 2017, 1,235,000 options had vested. All vested options are exercisable, in full or in part, at any time after vesting, until three months, post termination of employment. The Company has recorded the stock-based compensation expense attributable to options of $40,164 and $49,904 as of March 31, 2017, and 2016, respectively. As of March 31, 2017, there is $0 unrecognized compensation cost related to non-vested stock options.

No stock options were granted during the year ended March 31, 2017.

The following table summarizes the Company’s stock option activity during the year ended March 31, 2017:

		Weighted	Weighted-
		Average	Average
	Number of	Exercise	Grant-Date
	Options	Price	Fair Value

Non-vested as of March 31, 2016	1,235,000	$0.17	$0.13
Granted
Forfeited	-	$-	$0.13
Vested	-	$0.17	$-
Non-vested as of March 31, 2017	1,235,000	$0.17	$0.13

The following table summarizes information about stock options that are vested or expected to vest at March 31, 2017:

Vested or Expected to Vest						Exercisable Options
		Average	Average			Average	Average
		Exercise	Remaining	Aggregate		Exercise	Remaining	Aggregate
Exercise	Number	Price Per	Contractual	Intrinsic	Number of	Price Per	Contractual	Intrinsic
Price	Options	Share	Life (Years)	Value	Options	Share	Life (Years)	Value
$0.17	1,235,000	$0.17	9.38	$0	0	$0.17	9.38	$0

There are no options with any intrinsic value at March 31, 2017. The weighted-average remaining contractual life for options exercisable at March 31, 2017 is 9.38 years. There were no options exercised and no actual tax benefit realized from stock option exercised during the year ended March 31, 2017.

18. CLIENT FUNDS PASS THRU LIABILITY

The Company collects and receives funds from attendees who register for our clients’ upcoming events. Per the terms of the contracts, the Company remits the balance of funds collected to our clients at 30 and 45 days post event. The Company client funds pass thru liability at March 31, 2017 and 2016 is $26,924 and $26,594, respectively.

19. COMMITMENTS AND CONTINGENCIES

Employment agreements – On April 1, 2013 the Company entered into employment agreements with three of its executive stockholders. Each of these agreements has a five-year term beginning April 1, 2013 and ending on April 1, 2018. Unless otherwise terminated each of these agreements shall annually extend for one additional year beginning on the second anniversary date of each agreement. Compensation under these agreements is as follows.

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

Separation Agreement - On March 10, 2015, the Company terminated the employment agreement with Michael Koenigs, seller of You Everywhere Now, LLC. As part of the separation agreement, both parties agreed to a settled amount of $279,566 payable to Michael Koenigs. As of March 31, 2017, the Company had a balance of $25,000 in accrued expenses related to the separation agreement.

The Company also transferred certain equipment and furniture, located at the Company office at 591Camino De La Reina, Suite 1210, San Diego, CA 92108, with an agreed fair value of $80,000 to Seller. As a result, the amount of goodwill recorded by the Company as part of the acquisition of You Everywhere Now, LLC was reduced by $50,000 and the fixed assets recorded in the acquisition in the amount of $30,000 were removed from the Company’s balance sheet. The amount due under the promissory note payable to Michael Koenigs, seller of You Everywhere Now, LLC was also reduced by $80,000 as of March 31, 2015.

The Company has also agreed to transfer the office sublease agreement for the office space located at 591 Camino De La Reina, San Diego, CA to Michael Koenigs, at a rent of $3,000 per month. The sublease agreement expires on March 31, 2018. Future minimum rent payments under the separation agreement are $0 for the year ending March 31, 2017. Total rent expense, including common area, maintenance, taxes, insurance and utilities was $0 and $15,000 for the year ended March 31, 2017 and 2016 respectively.

20. SUBSEQUENT EVENTS

On May 1, 2017, the Company subleased approximately 1,500 square feet of its premises at 10 Oceana Way, Norwood, Massachusetts 02062. The lease agreement states the Company will receive $2,500 per month for rent. The term of the lease expired on October 31, 2017.

On October 31, 2017, the sublease space increased to 3100 square feet and the rent increased to $4,000 per month for rent. The lease term is for two years expiring on October 31, 2019.

Management of the Company has evaluated subsequent events through the date these consolidated financial statements were issued and determined there are no other subsequent events that require disclosure.

THE PULSE NETWORK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2016, SEPTEMBER, 2016 and JUNE 30, 2016
(UNAUDITED)

	December 31, 2016	September 30, 2016	June 30, 2016
ASSETS

CURRENT ASSETS:
Cash	$79,652	$-	$14,759
Accounts receivable at June 30, 2016, September 30, 2016, and December 31, 2016 respecitvely	74,069	8,655	232,040
Prepaid expenses and deposits	3,731	10,803	5,166

Total current assets	157,452	19,458	251,965

OTHER ASSETS:
Other assets	23,714	23,714	33,714

TOTAL ASSETS	$181,166	$43,172	$285,679

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank indebtness	$-	$3,857	$-
Revolving loan	1,417,505	1,503,369	1,582,866
Debt purchase agreement, net discount	(360)	(360)	(360)
Prommisory note	670,000	-	-
Convertible debenture, net discount	96,372	-	-
Derivative liability	132,314	148,984	156,991
Accounts payable	677,685	687,757	891,808
Accrued compensation	2,466,672	2,292,164	2,113,839
Accrued expenses	168,005	162,567	162,258
Current portion of capital lease obligations	2,525	3,991	5,686
Deferred revenue	415,743	304,537	333,222
Client funds pass thru liability	57,025	31,528	26,594
Advances from stockholders	215,522	215,522	88,680
Current portion of note payable related party	64,813	64,813	64,813
Note Payable - stockholders	110,100	110,100	110,100
Current portion of related party loan	121,500	121,500	121,500
Advances from affiliates	193,800	193,800	193,800
Current portion of deferred compensation	65,754	65,754	65,754

Total current liabilities	6,874,975	5,909,883	5,917,551

DEFERRED COMPENSATION, net of current portion	689,706	689,706	689,706
PROMISSORY NOTE	-	670,000	670,000
CONVERITBLE DEBENTURE, net discount	-	87,307	78,241
CAPITAL LEASE OBLIGATIONS, net of current portion	-	-	-
RELATED PARTY LOAN, net of current portion	56,000	56,000	56,000

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK, 4,500,000 shares issued and outstanding at March 31, 2016	205,160	205,160	205,160
STOCKHOLDERS' EQUITY (DEFICIENCY):
Undesignated convertible preferred stock, authorized 25,000,000 shares designated as follows:
Series A convertible preferred stock, $0.001 par value, authorized,
issued and outstanding 1,000	1	1	1
Series B convertible preferred stock, $0.001 par value, authorized,
issued and outstanding 15,000,000	15,000	15,000	15,000
Series C convertible preferred stock, $0.001 par value, authorized,
issued and outstanding 500,000	500	500	500
Common stock: $0.001 par value, authorized, 500,000,000 shares; issued and outstanding, 720,554,746, 720,554,746 and
720,554,746 shares issued and outstanding at June 30, 2016 ,September 30, 2016, and December 31, 2016, respectively	720,554	720,554	720,554
Additional paid-in capital	1,485,986	1,485,986	1,485,986
Accumulated deficit	(9,866,716)	(9,796,925)	(9,553,020)

Total stockholders' deficiency	(7,439,515)	(7,369,724)	(7,125,819)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$181,166	$43,172	$285,679

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended September 30,		Nine Months Ended December 31,
	2016	2015	2016	2015	2016	2015

NET SALES	$804,988	$1,319,810	$1,192,227	$2,116,072	$1,698,737	$3,060,333

COST OF SALES	183,479	235,152	252,448	383,762	326,525	558,210

GROSS PROFIT	621,509	1,084,658	939,779	1,732,310	1,372,212	2,502,123

SELLING EXPENSES	6,249	57,118	12,286	70,621	12,890	79,519
GENERAL AND ADMINISTRATIVE EXPENSES	1,312,781	1,313,617	1,797,143	2,039,855	2,232,646	3,159,019

NET INCOME (LOSS) FROM OPERATIONS	(697,521)	(286,077)	(869,650)	(378,166)	(873,324)	(736,415)

OTHER INCOME	-	-	-	-	-	550,100
IMPAIRMENT LOSS	-	-	-	-	-	(1,231,396)
DERIVATIVE EXPENSE	(49,469)	(38,497)	(50,528)	(66,941)	(42,923)	(100,072)
INTEREST EXPENSE	(105,563)	(138,130)	(176,280)	(281,581)	(250,001)	(426,327)

NET LOSS	$(852,553)	$(462,704)	$(1,096,458)	$(726,688)	$(1,166,248)	$(1,944,110)

NET LOSS PER COMMON SHARE, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES USED IN PER SHARE COMPUTATION, basic and diluted	607,818,669	111,225,252	664,186,708	126,497,215	682,976,054	142,540,103

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended		Six Months Ended		Nine Months Ended
	June 30,		Sep 30,		Dec 31,
	2016	2015	2016	2015	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(852,553)	$(462,704)	$(1,096,458)	$(726,688)	$(1,166,248)	$(1,944,110)
Adjustments to reconcile net loss to net cash provided (used for)
by operating activities:
Stock-based compensation	10,041	11,382	10,041	27,128	10,041	33,862
Stock-based expense	-	-	-	16,500	-	16,500
Depreciation	48,110	13,941	48,110	24,271	48,110	32,700
Amortization of intangible assets	788,324	61,776	788,324	123,552	788,324	185,329
Non cash interest financing expense	-	325,000	-	325,000	-	325,000
Other income (expenses)	-	-	-	-	-	(550,100)
Impairment loss	-	-	-	-	-	1,231,396
Derivative expense	49,469	38,497	50,528	66,940	42,923	100,072
Changes in operating assets and liabilities:
Accounts receivable	(111,476)	17,391	111,910	48,547	46,496	31,104
Prepaid expenses and deposits	1,605	31,891	(4,032)	69,272	3,040	23,892
Other assets	363	121	10,363	302	10,363	544
Accounts payable	17,738	99,585	(186,313)	141,792	(196,385)	273,896
Accrued compensation	200,006	124,122	378,330	325,927	552,838	542,060
Accrued expenses	(100,794)	(22,937)	(100,484)	(101,709)	(95,048)	317,917
Deferred revenue	5,215	(69,456)	(23,470)	62,341	87,736	(52,093)
Client funds pass through liability	-	-	4,934	-	30,431	-
Deferred compensation	(15,932)	(5,137)	(15,932)	(12,881)	(15,932)	(23,283)

Net cash provided (used for) operating activities	40,116	163,472	(24,149)	390,294	146,689	544,686

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank indebtedness	-	-	3,856	-	-	-
Proceeds from the issuance of common stock	-	167,500	-	217,500	-	217,500
Proceeds from related party loan	-	-	-	35,000	-	56,000
Net proceeds from accounts receivable purchase agreements	-	-	-	(594,724)	-	(803,635)
Net proceeds from revolving loan	(84,686)	(295,125)	(164,183)	-	(250,048)	-
Net proceeds from debt purchase agreement	20,000	-	20,000	-	20,000	-
Net repayment of advances from stockholders	(2,716)	-	124,126	-	124,126	-
Payments of capital lease obligations	(1,777)	(3,682)	(3,472)	(6,743)	(4,937)	(9,773)

Net cash used for financing activities	(69,179)	(131,307)	(19,673)	(348,967)	(110,859)	(539,908)

NET INCREASE (DECREASE) IN CASH	(29,063)	32,165	(43,822)	41,327	35,830	4,778
CASH:
Beginning of period	43,822	27,524	43,822	27,524	43,822	27,524

End of period	$14,759	$59,689	$-	$68,851	$79,652	$32,302
SUPPLEMENTAL CASH FLOWS DISCLOSURE
Convertible debenture balance converted onto common stock	$-	$-	$-	$14,000	$-	$14,000
TCA advisory fee	$-	$-	$-	$205,160	$-	$-
Reduction of obligation on redeemable common stock	$-	$-	$-	$-	$-	$19,840
Acqusition of You Everywhere Now, LLC. Assets financed through long and short term debt	$-	$-	$-	$-	$-	$46,983

The accompanying notes are an integral part of these consolidated financial statements

Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations (unaudited)

Three month period ended June 30, 2016 compared to three month period ended June 30, 2015

Revenues and Cost of Revenues

During the three months ended June 30, 2016 and 2015 the Company generated revenues from two primary business segments, being:

- Revenues earned from usage of the ICTG Platform for software marketing tools.

- Revenues earned from usage of the Pulse Network Platform for management and support of client events or conferences.

Total revenues for the three months ended June 30, 2016 decreased by 39.0% to $804,988 from $1,319,810 during the three months ended June 30, 2015.

The decrease for the three months ended June 30, 2016 is mainly attributable to the revenue earned from usage of the ICTG Platform for software marketing tools.

Cost of revenues for the three months ended June 30, 2016 decreased by 21.9% to $183,479 from $235,152 during the three months ended June 30, 2015. This decrease is mainly attributable to decrease in revenue as described above.

Cost of revenue expenses includes $81 of stock-based compensation for the three months ended June 30, 2016 compared to $(2,196) for the three months ended June 30, 2015.

Selling and Marketing

Selling and marketing expenses for the three months ended June 30, 2016 decreased by 89.1% to $6,249 from $57,118 for the three months ended June 30, 2016. The decrease in selling and marketing expenses is attributable to a decrease in sales payroll.

Selling and marketing expenses includes $3,252 of stock-based compensation for the three months ended June 30, 2016 compared to $3,537 for the three months ended June 30, 2015.

General and Administrative

General and administrative expenses for the three months ended June 30, 2016 was $1,312,781, compared to $1,313,617 for the three months ended June 30, 2015. General and administrative expenses decreased $325,000 in financing fees related to the revolving loan, and decreased in audit fees, computer expenses, advertising expense, IT payroll, marketing payroll, and customer service payroll.

The Company wrote off $836,432 in assets which increased depreciation and amortization of intangible assets expenses.

General and administrative expenses include $6,708 of stock-based compensation for the three months ended June 30, 2016 compared to $10,041 for the three months ended June 30, 2015.

Net Loss Attributable to the Company

The net loss attributable to the Company for the three months ended June 30, 2016 increased 84.4% to $852,553 compared to $462,207 for three months ended June 30, 2015. The net loss increase is mainly attributable to the decrease in sales.

Liquidity and Capital Resources

As of June 30, 2016, the Company's total current assets were $251,965 and total current liabilities were $5,917,551 resulting in a working capital deficit of $5,665,586. On June 30, 2016, the Company had an accumulated deficit of $9,553,020.

For the period ended June 30, 2016 the Company's accrued payroll balance increased $200,006 as a result of officers deferring receipt of their contractual compensation in order to help provide cash for operations.

Cash and cash equivalents on June 30, 2016 were $14,759, a decrease of $29,063 from March 31, 2016.

For the three months ended June 30, 2016 the Company financed its operations with proceeds from debt purchase agreement in the amount of $20,000 and deferring officers’ payroll of $200,006.

Operating activities provided cash of $40,116 during the three months ended June 30, 2016 compared to providing cash of $163,472 during the three months ended June 30, 2015.

There were no investing activities in the three months ended June 30, 2016 or June 30, 2015.

Financing activities used cash of $69,179 during the three months ended June 30, 2016, compared to using cash of $131,307 during the three months ended June 30, 2015.

Results of Operations (unaudited)

Three and six month periods ended September 30, 2016 compared to three and six months ended September 30, 2015

Revenues and Cost of Revenues

During the three and six month periods ended September 30, 2016 and 2015 the Company generated revenues from two primary business segments, being:

- Revenues earned from usage of the ICTG Platform for software marketing tools.

- Revenues earned from usage of the Pulse Network Platform for management and support of client events or conferences.

Three Months Ended September 30, 2016 and 2015

Total revenues for the three months ended September 30, 2016 decreased by 51.4% to $387,238 from $796,262 during the three months ended September 30, 2015.

The decrease for the three months ended September 30, 2016 is mainly attributable to the decrease in revenue earned from usage of the ICTG Platform for software marketing tools.

Cost of revenues for the three months ended September 30, 2016 decreased by 53.6% to $68,969 from $148,609 during the three months ended September 30, 2014. This decrease is mainly attributable to the decrease in revenue as described above.

Cost of revenues includes $0 of stock-based compensation for the three months ended September 30, 2016 compared to $2,358 for the three months ended September 30, 2015.

Six Months Ended September 30, 2016 and 2015

Total revenues for the six months ended September 30, 2016 increased by 43.7% to $1,192,227 from $2,116,072 during the six months ended September 30, 2015.

The decrease for the six months ended September 30, 2016 is mainly attributable to the decrease in revenue earned from usage of the ICTG Platform for software marketing tools.

Cost of revenues for the six months ended September 30, 2016 decreased by 34.2% to $252,448 from $383,762 during the three months ended September 30, 2015. This decrease is mainly attributable to the decrease in revenue as described above.

Cost of revenues includes $81 of stock-based compensation for the six months ended September 30, 2015 compared to $162 for the six months ended September 30, 2015.

Selling and Marketing

Three Months Ended September 30, 2016 and 2015

Selling and marketing expenses for the three months ended September 30, 2016 decreased by 55.3% to $6,037 from $13,503 for the three months ended September 30, 2015. The decrease in selling and marketing expenses is attributable to a reduction in sales employees.

Selling and marketing expenses includes $0 of stock-based compensation for the three months ended September 30, 2016 compared to $3,374 for the three months ended September 30, 2015.

Six Months Ended September 30, 2016 and 2015

Selling and marketing expenses for the six months ended September 30, 2016 decreased by 82.6% to $12,286 from $70,621 for the six months ended September 30, 2015. The decrease in selling and marketing expenses is attributable to a reduction in sales employees.

Selling and marketing expenses includes $3,252 of stock-based compensation for the six months ended September 30, 2016 compared to $6,911 for the six months ended September 30, 2015.

General and Administrative

Three Months Ended September 30, 2016 and 2015

General and administrative expenses for the three months ended September 30, 2016 decreased by 20.4% to $577,750 from $726,238 for the three months ended September 30, 2014. The decrease in general and administrative expenses is mainly attributable to a decrease in stock-base expenses, payroll benefits, media production payroll, marketing payroll, customer service payroll, and rent expenses.

General and administrative expenses include $0 of stock-based compensation for the three months ended September 30, 2016 compared to $10,014 for the three months ended September 30, 2015.

Six Months Ended September 30, 2016 and 2015

General and administrative expenses for the six months ended September 30, 2015 increased by 43.3% to $1,155,875 from $2,039,855 for the six months ended September 30, 2016. The decrease in general and administrative expenses is mainly attributable to the $325,000 of financing fees related to the revolving loan, computer expenses, commissions, marketing payroll, customer service payroll, IT payroll, marketing payroll, media production payroll, payroll taxes, payroll benefits, audit fees, and telephone expenses.

General and administrative expenses include $6,708 of stock-based compensation for the six months ended September 30, 2016 compared to $20,055 for the six months ended September 30, 2015.

Net Loss Attributable to the Company

Three Months Ended September 30, 2016 and 2016

The net loss attributable to the Company for the three months ended September 30, 2016 increased 42.8% to $336,235 compared to $235,539 for three months ended September 30, 2015. The increase is mainly attributable to a decrease in the revenue earned from usage of the ICTG Platform for software marketing tools.

Six Months Ended September 30, 2016 and 2015

The net loss attributable to the Company for the six months ended September 30, 2016 decreased 38.7% to $404,662 compared to $659,747 for six months ended September 30, 2015. The decrease in mainly attributable to the $325,000 decrease in financing fees related to the revolving loan.

Liquidity and Capital Resources

As of September 30, 2016, the Company’s total current assets were $30,627 and current liabilities were $5,757,042 resulting in a working capital deficit of $5,726,415. On September 30, 2016, the Company had an accumulated deficit of $8,627,066.

For the six months ended September 30, 2016 the Company financed its operations with proceeds from debt purchase agreement of $20,000, and net advances from stockholders of $124,126.

For the six months ended September 30, 2016 the Company’s accrued payroll balance increased $378,330 as a result of officers deferring receipt of their contractual compensation in order to help provide cash for operations.

Cash and cash equivalents on September 30, 2016 were $(3,857), a decrease of $47,679 from March 31, 2016.

Operating activities used cash of $24,150 in the six months ended September 30, 2016 compared to providing cash of $390,295 for the six months ended September 30, 2015.

There were no investing activities in the six months ended September 30, 2016 and 2015.

Financing activities used cash of $23,529 during the six months ended September 30, 2016, compared to providing cash of $348,967 during the six months ended September 30, 2016.

Results of Operations (unaudited)

Three and nine month periods ended December 31, 2016 compared to three and nine months ended December 31, 2015

Revenues and Cost of Revenues

During the three and nine month periods ended December 31, 2016 and 2015 the Company generated revenues from two primary business segments, being:

- Revenues earned from usage of the ICTG Platform for software marketing tools.

- Revenues earned from usage of the Pulse Network Platform for management and support of client events or conferences.

Three Months Ended December 31, 2016 and 2015

Total revenues for the three months ended December 31, 2016 decreased by 46.4% to $506,510 from $944,261 during the three months ended December 31, 2015.

The decrease for the three months ended December 31, 2016 is mainly attributable to the discontinuation of revenue earned from usage of the Pulse Network Platform from one client event and decrease in revenue earned from usage of the ICTG Platform for software marketing tools.

Cost of revenues for the three months ended December 31, 2015 decreased by 57.5 % to $74,077 from $174,448 during the three months ended December 31, 2014. This decrease is mainly attributable to the decrease in revenue as described above.

Cost of revenues includes $0 of stock-based compensation for the three months ended December 31, 2016 compared to $975 for the three months ended December 31, 2015.

Nine Months Ended December 31, 2016 and 2015

Total revenues for the nine months ended December 31, 2016 decreased by 44.5% to $1,698,737 from $3,060,333 during the nine months ended December 31, 2016.

The decrease for the nine months ended December 31, 2016 is mainly attributable to the discontinuation of revenue earned from usage of the Pulse Network Platform from one client event and decrease in revenue earned from usage of the ICTG Platform for software marketing tools.

Cost of revenues for the nine months ended December 31, 2015 decreased by 41.5% to $326,525 from $558,210 during the nine months ended December 31, 2014. This decrease is mainly attributable to the decrease in revenue as described above.

Cost of revenues includes $81 of stock-based compensation for the nine months ended December 31, 2016 compared to $1,138 for the nine months ended December 31, 2015.

Selling and Marketing

Three Months Ended December 31, 2016 and 2015

Selling and marketing expenses for the three months ended December 31, 2016 decreased by 93.2% to $604 from $8,898 for the three months ended December 31, 2015. The decrease in selling and marketing expenses is attributable to a reduction in sales employees.

Selling and marketing expenses includes $0 of stock-based compensation for the three months ended December 31, 2016 compared to $2,927 for the three months ended December 31, 2015.

Nine Months Ended December 30, 2016 and 2015

Selling and marketing expenses for the nine months ended December 31, 2016 decreased by 83.8% to $12,890 from $79,519 for the nine months ended December 31, 2015. The decrease in selling and marketing expenses is attributable to a reduction in sales employees.

Selling and marketing expenses includes $3,252 of stock-based compensation for the nine months ended December 31, 2016 compared to $9,838 for the nine months ended December 31, 2015.

General and Administrative

Three Months Ended December 31, 2016 and 2015

General and administrative expenses for the three months ended December 31, 2016 decreased by 55.6% to $496,452 from $1,119,164 for the three months ended December 31, 2015. The decrease in general and administrative expenses is mainly attributable to a decrease of $500,000 advisory fee for issuing shares of Series C Convertible Preferred Stock

General and administrative expenses include $0 of stock-based compensation for the three months ended December 31, 2016 compared to $2,832 for the three months ended December 31, 2015.

Nine Months Ended December 31, 2016 and 2015

General and administrative expenses for the nine months ended December 31, 2015 decreased by 47.7% to $1,652,327 from $3,159,019 for the nine months ended December 31, 2015. The decrease in general and administrative expenses is mainly attributable to a decrease of $500,000 advisory fee for issuing shares of Series C Convertible Preferred Stock, $325,000 in financing fees related to the revolving loan, commissions, customer service payroll, media production payroll, computer expenses, telephone expenses, audit fees, IT payroll and marketing payroll.

General and administrative expenses include $6,708 of stock-based compensation for the nine months ended December 31, 2016 compared to $22,886 for the nine months ended December 31, 2015.

Net Loss Attributable to the Company

Three Months Ended December 31, 2016 and 2015

The net loss attributable to the Company for the three months ended December 31, 2016 decreased 88.3% to $138,346 compared to a net loss of $1,184,291 for three months ended December 31, 2015. The decrease is mainly attributable to the impairment loss recognized.

Nine Months Ended December 31, 2016 and 2015

The net loss attributable to the Company for the nine months ended December 31, 2016 decreased 70.6% to $543,006 compared to $1,844,038 for nine months ended December 31, 2015. The decrease is mainly attributable to the impairment loss recognized.

Liquidity and Capital Resources

As of December 31, 2016, the Company’s total current assets were $172,478 and current liabilities were $6,754,289 resulting in a working capital deficit of $6,581,811. On December 31, 2016, the Company had an accumulated deficit of $8,765,410.

For the nine months ended December 31, 2016 the Company financed its operations with proceeds from debt purchase agreement of $20,000 and net repayment of advances from stockholders of $124,126.

For the nine months ended December 31, 2016 the Company’s accrued payroll balance increased $552,838 because of officers deferring receipt of their contractual compensation to help provide cash for operations.

Cash and cash equivalents on December 31, 2016 were $43,822, an increase of $35,830 from March 31, 2016.

Operating activities provided cash of $146,689 in the nine months ended December 31, 2016 compared to providing cash of $544,686 for the nine months ended December 31, 2015.

Financing activities used cash of $110,859 during the nine months ended December 31, 2015, compared to using cash of $539,908 during the nine months ended December 31, 2015.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2017, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President, who is also our principal accounting officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be material weaknesses.

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

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of director’s results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2017 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of our executive officers and directors as of March 31, 2017:

Name	Age	Positions
Stephen Saber	49	Chief Executive Officer and Chairman of the Board of Directors
Nicholas Saber	46	President, Secretary, Treasurer and Director
John Saber	51	Chief Information Officer and Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended March 31, 2017, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended March 31, 2017 and 2016:

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years ended March 31, 2017 and 2016.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Stephen Saber; Chief Executive Officer, and	2017	350,000	-0-	-0-	-0-	-0-	-0-	-0-	350,000
Chairman of the Board of Directors (1)	2016	350,000	-0-	-0-	-0-	-0-	-0-	-0-	350,000

Nicholas Saber; President, Secretary,	2017	275,000	-0-	-0-	-0-	-0-	-0-	-0-	275,000
Treasurer, and Director (2)	2016	275,000	-0-	-0-	-0-	-0-	-0-	-0-	275,000

John Saber; Chief Information Officer,	2017	225,000	-0-	-0-	-0-	-0-	-0-	-0-	225,000
and Director (3)	2016	225,000	-0-	-0-	-0-	-0-	-0-	-0-	225,000

(1) Appointed Chief Executive Officer and Chairman of the Board of Directors on March 29, 2013.

(2) Appointed President, Secretary, Treasurer and Director on March 29, 2013.

(3) Appointed Chief Information Officer and Director on March 29, 2013.

There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the fiscal period ended March 31, 2017 and through the date of filing of this Form 10-K. There has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended March 31, 2017 and through the date of filing of this Form 10-K.

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

The following table sets forth director compensation as of March 31, 2017:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 31, 2017, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 720,554,746 shares of our common stock issued and outstanding as of March 31, 2017. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Ownership		Percent of Common Stock (1)
Common Stock	Stephen Saber (2)	85,556,030	(3)	10.8%
Common Stock	Nicholas Saber (4)	60,700,493	(5)	7.6%
Common Stock	John Saber (6)	60,700,493	(7)	7.6%
All directors and executive officers as a group (3 persons)		206,957,016		26.0%

*Unless otherwise noted, the address of each person or entity listed is, c/o The Pulse Network, Inc., 10 Ocean Way, Norwood, Massachusetts 02062.

(1) As of March 31, 2017, we had 720,554,746 shares of common stock outstanding. 1,000 of such shares are reserved for issuance for the conversion of 1,000 shares of Series A Preferred Stock into 1,000 shares of common stock, and 75,000,000 shares are reserved for issuance for the conversion of 15,000,000 shares Series B Preferred Stock into 75,000,000 shares of common stock.

(2) Appointed Chief Executive Officer and Chairman of the Board of Directors on March 29, 2013.

(3) Of the 85,556,030 shares of common stock referenced, 31,005,000 shares are reserved for issuance upon the conversion at any time upon the discretion of Stephen Saber from 6,201,000 shares of Series B Preferred Stock currently held by him, and 414 shares are reserved for issuance upon the conversion at any time upon the discretion of Stephen Saber from 414 shares of Series A Preferred Stock currently held by him.

(4) Appointed President, Secretary, Treasurer and a Director on March 29, 2013.

(5) Of the 60,700,493 shares of common stock referenced, 21,997,500 shares are reserved for issuance upon the conversion at any time upon the discretion of Nicholas Saber from 4,399,500 shares of Series B Preferred Stock currently held by him, and 293 shares are reserved for issuance upon the conversion at any time upon the discretion of Stephen Saber from 293 shares of Series A Preferred Stock currently held by him.

(6) Appointed Chief Information Officer and a Director on March 29, 2013.

(7) Of the 60,700,493 shares of common stock referenced, 21,997,500 shares are reserved for issuance upon the conversion at any time upon the discretion of John Saber from 4,399,500 shares of Series B Preferred Stock currently held by him, and 293 shares are reserved for issuance upon the conversion at any time upon the discretion of John Saber from 293 shares of Series A Preferred Stock currently held by him.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 29, 2013, the Company, entered into a Share Exchange Agreement, dated March 29, 2013 (the “Share Exchange Agreement”), by and among the Company, The Pulse Network, and the holders of common stock of The Pulse Network. The holders of the common stock of The Pulse Network consisted of Stephen Saber, Nicholas Saber and John Saber.

Under the terms and conditions of the Share Exchange Agreement, the Company sold 75,000,000 shares of common stock, 1,000 shares of Series A Preferred Stock and 15,000,000 shares of Series B Preferred Stock of the Company in consideration for all the issued and outstanding shares in The Pulse Network. Each share of Series A Preferred Stock is convertible into one share of common stock of the Company and requires the consent of the majority of the holders of Series A Preferred Stock to change the composition of the board of directors or President and Chief Executive Officer of the Company, change the Articles of Incorporation or Bylaws of the Company, or engage in merger, sale of assets, share exchange or other reorganization of the Company. Each share of Series B Preferred Stock is convertible into 5 shares of common stock and equal to 100 votes of common stock of the Company. The effect of the issuance is that The Pulse Network shareholders now hold approximately 26% of the issued and outstanding shares of common stock of the Company.

Stephen Saber, the Company’s new Chief Executive Officer and Chairman of the Board of Directors, is the holder of 31,005,000 shares of common stock of the Company, 414 shares of Series A Preferred Stock (convertible into 414 shares of common stock) of the Company and 6,201,000 shares of Series B Preferred Stock of the Company (convertible into 31,005,000 shares of common stock). Stephen Saber, therefore, controls 62,010,414 shares, or 10.8%, of the outstanding common stock of the Company, on a fully diluted basis.

Nicholas Saber, the Company’s new President, Secretary, Treasurer, as well as being a new Director, is the holder of 21,997,500 shares of common stock of the Company, 293 shares of Series A Preferred Stock (convertible into 293 shares of common stock) of the Company and 4,399,500 shares of Series B Preferred Stock of the Company (convertible into 21,997,500 shares of common stock). Nicholas Saber, therefore, controls 43,995,293 shares, or 7.6%, of the outstanding common stock of the Company, on a fully diluted basis.

John Saber, the Company’s new Chief Information Officer, as well as being a new Director, is the holder of 21,997,500 shares of common stock of the Company, 293 shares of Series A Preferred Stock (convertible into 293 shares of common stock) of the Company and 4,399,500 shares of Series B Preferred Stock of the Company (convertible into 21,997,500 shares of common stock). John Saber, therefore, controls 43,995,293 shares, or 7.6%, of the outstanding common stock of the Company, on a fully diluted basis.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended March 31, 2017 and 2016, the total fees charged to the company for audit services, including quarterly reviews were $85,575 and $65,731, respectively.

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

THE PULSE NETWORK, INC.
(Name of Registrant)

Date: February 12, 2018	By:	/s/ Stephen Saber
	Name:	Stephen Saber
	Title:	Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit	Description

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

__________

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

