Form 10-Q
period 2017-06-30
Pulse Network, Inc.
filed 2019-05-31
CIK 1521013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, at May 20, 2019 was 720,544,746 shares.

THE PULSE NETWORK, INC.

THE PULSE NETWORK, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2017 and MARCH 31, 2017

	June 30,	March 31,
	2017	2017
ASSETS

CURRENT ASSETS:
Cash	$59,572	$62,658
Accounts receivable at June 30, 2017 and March 31, 2017 respectively	179,220	112,891
Prepaid expenses and deposits	31,919	13,487

Total current assets	270,711	189,036

OTHER ASSETS:
Other assets	23,714	23,714

TOTAL ASSETS	$294,425	$212,750

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Revolving loan	$1,342,498	$1,335,901
Debt purchase agreement	(360)	(360)
Promissory note	670,000	670,000
Convertible debenture, net	108,000	105,241
Derivative liabilities	390,474	239,798
Accounts payable	542,119	550,316
Accrued compensation	2,883,044	2,719,999
Accrued expenses	231,151	259,065
Current portion of capital lease obligations	-	1,023
Deferred revenue	289,032	327,795
Client funds pass thru liability	29,400	26,924
Advances from stockholders	278,861	316,361
Current portion of note payable related party	33,563	64,813
Note Payable - stockholders	110,100	110,100
Current portion of related party loan	121,500	121,500
Advances from affiliates	193,800	193,800
Current portion of deferred compensation	65,754	65,754

Total current liabilities	7,288,936	7,108,030

DEFERRED COMPENSATION, net of current portion	689,706	689,706
SECURITY DEPOSIT	3,646	1,146
RELATED PARTY LOAN, net of current portion	56,000	56,000

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK	205,160	205,160
STOCKHOLDERS' DEFICIENCY
Undesignated convertible preferred stock, authorized 25,000,000 shares designated as follows:
Series A convertible preferred stock, $0.001 par value, authorized, issued and outstanding 1,000	1	1
Series B convertible preferred stock, $0.001 par value, authorized, issued and outstanding 15,000,000	15,000	15,000
Series C convertible preferred stock, $0.001 par value, authorized, issued and outstanding 500,000	500	500
Common stock: $0.001 par value, authorized, 500,000,000 shares; issued and outstanding, 720,544,746 and 720,544,746 shares, respectively	720,554	720,554
Additional paid-in capital	1,516,109	1,516,109
Accumulated deficit	(10,201,187)	(10,099,456)

Total stockholders' deficiency	(7,743,863)	(7,642,132)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$294,425	$212,750

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.
STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

	2017	2016

NET SALES	$761,035	$804,988

COST OF SALES	116,442	183,479

GROSS PROFIT	644,593	621,509

SELLING EXPENSES	5,317	6,249
GENERAL AND ADMINISTRATIVE EXPENSES	495,446	1,312,781

NET INCOME (LOSS) FROM OPERATIONS	143,830	(697,521)

OTHER INCOME	11,679	-
DERIVATIVE INCOME (EXPENSE)	(150,676)	(49,469)
INTEREST EXPENSE	(106,564)	(105,563)

NET INCOME (LOSS)	$(101,731)	$(852,553)

NET INCOME (LOSS) PER COMMON SHARE, basic and diluted	$0.00	$(0.00)

WEIGHTED AVERAGE SHARES USED IN PER SHARE
COMPUTATION, basic and diluted	720,554,746	607,818,669

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE PERIOD ENDED JUNE 30, 2017 AND 2016

			Preferred
	Redeemable Common Stock		Series A		Series B		Series C		Common		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 31, 2016	-	$205,160	1,000	$1	15,000,000	$15,000	500,000	$500	405,391,746	405,391	1,703,981	(8,700,468)	(6,370,434)

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	10,041	-	10,041
Common shares issued under debt purchase agreement	-	-	-	-	-	-	-	-	315,163,000	315,163	(281,623)	-	33,540
Series C converitible preferred stock issued under credit agreement	-	-	-	-	-	-	-	-	-	-	-	-	-
Application of derivative liability for conversion of debt via common stock	-	-	-	-	-	-	-	-	-	-	53,587	-	53,587
Net loss	-	-	-	-	-	-	-	-	-	-	-	(852,553)	(852,553)

Balance June 30, 2016	-	205,160	1,000	1	15,000,000	15,000	500,000	500	720,554,746	720,554	1,485,986	(9,553,021)	(7,125,819)

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	30,123	-	30,123
Common shares issued under debt purchase agreement	-	-	-	-	-	-	-	-	-	-	-	-	-
Series C converitible preferred stock issued under credit agreement	-	-	-	-	-	-	-	-	-	-	-	-	-
Application of derivative liability for conversion of debt via common stock	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(546,435)	(546,435)

Balance March 31, 2017	-	205,160	1,000	1	15,000,000	15,000	500,000	500	720,554,746	720,554	1,516,109	(10,099,456)	(7,642,132)

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-
Common shares issued under debt purchase agreement	-	-	-	-	-	-	-	-	-	-	-	-	-
Series C converitible preferred stock issued under credit agreement	-	-	-	-	-	-	-	-	-	-	-	-	-
Application of derivative liability for conversion of debt via common stock	-	-	-	-	-	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(101,731)	(101,731)

Balance June 30, 2017	-	$205,160	1,000	$1	15,000,000	$15,000	500,000	$500	720,554,746	720,554	1,516,109	(10,201,187)	(7,743,863)

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS JUNE 30, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(101,731)	$(852,553)
Adjustments to reconcile net loss to net cash provided (used for) by operating activities:
Stock-based compensation	-	10,041
Depreciation	-	48,110
Amortization of intangible assets	-	788,324
Derivative income (expense)	150,676	49,469
Changes in operating assets and liabilities:
Accounts receivable	(66,329)	(111,476)
Prepaid expenses and deposits	(18,432)	1,605
Other assets	-	363
Accounts payable	(8,197)	17,738
Accrued compensation	163,045	200,006
Accrued expenses	(25,155)	(100,794)
Deferred revenue	(38,763)	5,215
Client funds pass thru	2,476	-
Security deposit	2,500	-
Deferred compensation	-	(15,932)

Net cash provided by operating activities	60,090	40,116

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving loan	6,597	(84,686)
Proceeds from debt purchase agreement	-	20,000
Net of advances from stockholders	(37,500)	(2,716)
Repayment of current portion of note payable related party	(31,250)	-
Payments of capital lease obligations	(1,023)	(1,777)

Net cash used for financing activities	(63,176)	(69,179)

NET INCREASE (DECREASE) IN CASH	(3,086)	(29,063)
CASH:
Beginning of period	62,658	43,822

End of period	$59,572	$14,759
SUPPLEMENTAL CASH FLOWS DISCLOSURE

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

The Pulse Network, Inc., a Massachusetts corporation, also the beneficial owner of The Pulse Network Management, LLC, a Massachusetts limited liability company. The Pulse Network Management, LLC reports all employee and payroll related expenses for The Pulse Network, Inc., a Massachusetts corporation

2.	GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, as of June 30, 2017 the Company has an accumulated deficit of $10,201,187 and has negative working capital of $7,018,225. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of new business opportunities.

Management has plans to seek additional capital through private placements and public offerings of its common stock. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Concentrations of Sales to Certain Customers – During the three month period ended June 30, 2017, the Company had sales to two customers that accounted for approximately 54% of total revenue.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2017, and March 31, 2017, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

At June 30, 2017 and March 31, 2017, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	June 30, 2017
	June 30,	Using Fair Value Hierarchy
Description	2017	Level 1	Level 2	Level 3
Conversion feature on convertible notes	$390,474	$-	$390,474	$-

Total	$390,474	$-	$390,474	$-

	Fair Value	Fair Value Measurements at
	As of	March 31, 2017
	March 31,	Using Fair Value Hierarchy
Description	2017	Level 1	Level 2	Level 3
Conversion feature on convertible notes	$239,798	$-	$239,798	-

Total	$239,798	$-	$239,798	-

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

The Company paid consideration to the seller comprised of a promissory note payable to the seller in the amount of $1,170,000 and cash of $1,047,560 financed through debt proceeds. The Company assumed liabilities of the seller totaling $244,450. The Company allocated the purchase price to intangible assets with a fair value of $1,738,750 and accounts receivable of $29,127. The excess of the consideration paid over the fair value of the assets acquires totaling $694,133 was recorded as goodwill on the Company’s balance sheet at December 31, 2014. The Company estimated the useful lives of the various identifiable intangible assets acquired to be between two and fifteen years.

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

Intangible assets at June 30, 2017 and March 31, 2017 consist of the following:

	June 30, 2017	March 31, 2017
Total customer list-active & non-active	$-	$762,467
Non-compete agreement	-	191,900
Trademarks	-	185,340
Software/database	-	61,779
	-	1,201,486
Accumulated amortization	-	(1,201,486)

Intangible assets, net	$-	$-

The Company incurred direct cost related to the acquisition of You Everywhere Now totaling $212,967 which is reported in the Company’s statement of operations for the year ended ended March 31, 2015 as acquisition related expenses.

5.	ASSET PURCHAE AGREEMENT

On October 5, 2015, the Company entered into an Asset Purchase Agreement with MikeKoenigs.com Inc. (“Buyer”). The Company sold full ownership, intellectual property and administrative rights to all Publish and Profit courses and products, including the main product plus certification products, all Top Gun Consulting Toolkit courses and products, including the main product plus certification products, the Publish and Profit Facebook Group, the Publish and Profit Kajabi Site, all Publish and Profit digital assets on Amazon S3, Youtube or Vimeo, all Publish and Profit customer records, spreadsheets, and customer data, all You Everywhere Now “YEN” assets including the You Everywhere Now Facebook Group. The Company and Buyer agreed to decrease the promissory note due to Buyer from $1,170,000 to $670,000, along with $45,600 of interest accrued and payable as of June 30, 2015, $4,500 in certain outstanding miscellaneous expenses, and sublease of certain office space described in Settlement Agreement is terminated as of September 1, 2015. The foregiveness of the note payable balance in the amount of $550,100 was recorded in other expenses as of December 31, 2015. Pursuant to that certain Promissory Note, dated October 3, 2014, in the principle amount of $1,250,000, made by The Pulse Network, Inc., a Massachusetts corporation (the “Pulse Massachusetts”), to MikeKoenigs.com, Inc., a Minnesota corporation (“MikeKoenigs.com”), the Pulse Massachusetts owes $670,000 to MikeKoenigs.com as of June 30, 2017.

6.	PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2017 and March 31, 2017 consists of the following:

	June 30, 2017	March 31, 2017
Computer equipment	$-	$197,033
Audio and video equipment	-	109,071
Furniture and fixtures	-	12,478
Office equipment	-	55,189
Event equipment	-	73,178
	-	446,949
Accumulated depreciation	-	(446,949)

Property and equipment, net	$-	$-

7.	RELATED PARTY TRANSACTIONS

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

Total rent expense, including common area, maintenance, taxes, insurance and utilities was $50,775 and $51,534 for the three month periods ended June 30, 2017 and 2016 respectively.

8.	ACCRUED COMPENSATION

Accrued compensation as of June 30, 2017 and March 31, 2017 includes $2,883,044 and $2,719,999, respectively of amounts due to the three officers and directors payable under the terms of their employment agreements.

9.	DEFERRED COMPENSATION

In September 2004 the Company entered into a deferred compensation arrangement with a former stockholder. Under the terms of the arrangement, beginning in January 2005, the former stockholder receives semi-monthly payments of $4,167 through December 2024. The amount included on the Company’s balance sheets at December 31, 2015 and March 31, 2015 represents the net present value of the remaining payments calculated using a discount rate of 5%. The amount of deferred compensation expected to be paid within twelve months of the balance sheet date is classified as a current liability with the remainder classified as non-current. Future maturities of this obligation are as follows:

Year ending December 31:

2017	32,672
2018	68,264
2019	71,760
2020	75,435
2021	79,299
Thereafter	428,030
Total	$755,460

10.	REVOLVING LOAN

On October 6, 2014, the Company borrowed $2,400,000 from TCA Global Credit Master Fund, LP (the “Lender” or “TCA”) pursuant to the terms of a Senior Secured Revolving Credit Facility Agreement, dated September 30, 2014 (the “Credit Agreement”), among the Company, as borrower, and certain of its subsidiaries (the “Subsidiary Guarantors”) as joint and several guarantors, and the Lender. The funds have been and will be used for general corporate purposes, including repayment of certain obligations of the Company. Under the Credit Agreement, the Company may borrow an amount equal to the lesser of 80% of the amount in a certain Lock Box Account (as defined in the Credit Agreement) and the revolving loan commitment, which initially is $1,400,000. The Company may request that the revolving loan commitment be raised by various specified amounts at specified times, up to a maximum of $5,000,000. In each case, the decision to grant any such increase in the revolving loan commitment is at the Lender’s sole discretion. The original maturity date of this loan was on the earlier of March 30, 2015 and has been extended to November 1, 2016, subject to a six-month extension at the request of the Company, or upon 60 days written notice by the Lender. The Company may prepay the Revolving Loan (as defined in the Credit Agreement), without penalty, provided it is repaid more than 180 days prior to maturity date. If Company prepays more than eighty percent (80%) of the Revolving Loan Commitment within 9 days following the effective date, there is a prepayment penalty equal to 2.5% of the Revolving Loan Commitment (as defined in the Credit Agreement).

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

On September 14, 2015, TCA sold the 4,500,000 redeemable common shares to a third party for net proceeds of $19,840. As a result of the sale of the redeemable common shares by TCA the Company is obligated to issue additional redeemable common shares to TCA which have a fair value of $205,160 or to settle this obligation in cash. As the redemption option is outside the control of the Company the redemption value of these shares has been recorded in temporary equity on the Company’s balance sheet at December 31, 2015 and March 31, 2015.

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

On October 1, 2015, TCA Global Credit Master Fund, LP, elected to convert $46,983 of outstanding principle due under the convertible promissory note agreement into 8,542,398 shares of the Company’s common stock at a conversion price of $.0055 per share.

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

Pursuant to that certain Senior Secured Credit Facility Agreement dated as of September 30, 2014, but made effective as of October 3, 2014, by and among, The Pulse Network, Inc., a Nevada corporation (the “Company”), The Pulse Network Management, LLC, a Massachusetts limited liability company, and TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA Global Credit Master Fund”), as amended, the Company owes $1,342,498 to TCA Global Credit Master Fund as of June 30, 2017.

11.	DEBT PURCHASE AGREEMENT

The Company entered into that certain Debt Purchase Agreement (the “Debt Purchase Agreement”), dated December 31, 2015, by and among the Company, TCA and Rockwell Capital Partners (“Rockwell”), pursuant to which TCA assigned to Rockwell $300,000 of debt (the “Assigned Debt”) evidenced by that certain Second Replacement Revolving Note, dated as of April 1, 2015, in the principal amount of $2,828,037.03 made by the Company to TCA. Under the Debt Purchase Agreement, the Assigned Debt will be assigned from TCA to Rockwell in six tranches of $50,000 each, with the first tranche having been assigned with the execution of the Debt Purchase Agreement, and tranches two though six, taking place 30 days after the assigned of the prior $50,000 tranche assignment.

On January 25, 2016, pursuant to the terms and conditions of the Debt Purchase Agreement, the Company made that certain Fourth Replacement Revolving Note A, dated January 21, 2016, in the principal sum of $50,000 (the “Third Replacement Revolving Note A”) that certain Fourth Replacement Revolving Note A, dated January 21, 2016, in the principal sum of $1,867,589.48 (collectively, the “Two Fourth Replacement Revolving Notes”). Two Fourth Replacement Revolving Notes replace the Two Third Replacement Revolving Notes.

The Two Fourth Replacement Revolving Notes pay interest at a rate of 11% per annum. At any time while either of the Two Fourth Replacement Revolving Notes are outstanding, upon the occurrence of an Event of Default (as defined in the Two Fourth Replacement Revolving Notes), TCA or any other holder of either of the Two Fourth Replacement Revolving Notes, may convert all or any portion of the outstanding principal accrued and unpaid interest and any other sums due and payable or under any of the other Transaction Documents (such total amount, the “Conversion Amount”) into shares of Common Stock of the Company (the “Conversion Shares”) at a price equal to: (i) the Conversion Amount (the numerator); divided by(ii) eighty-five percent (85%) of the lowest volume weighted average price of the Company’s Common Stock during the five (5) trading days immediately prior to the conversion date, as indicated in the conversion notice (the denominator) (the “Conversion Price”).

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

On January 8, 2016, the assignee of the debt purchase agreement converted $10,800 of the principle due to 6,000,000 shares of the Company’s common stock at a conversion price of $.0018 per share.

On January 12, 2016, the assignee of the debt purchase agreement converted $10,560 of the principle due to 8,000,000 shares of the Company’s common stock at a conversion price of $.00132 per share.

On January 15, 2016, the assignee of the debt purchase agreement converted $9,600 of the principle due to 8,000,000 shares of the Company’s common stock at a conversion price of $.0012 per share.

On January 21, 2016, the assignee of the debt purchase agreement converted $3,560 of the principle due to 3,955,000 shares of the Company’s common stock at a conversion price of $.0009 per share.

On January 27, 2016, the Company received proceeds of $50,000 in a second purchase tranche from assignee of the debt. These proceeds were used to repay a portion of the revolving loan balance.

On January 27, 2016, the assignee of the debt purchase agreement converted $7,800 of the principle due to 10,000,000 shares of the Company’s common stock at a conversion price of $.00078 per share.

On February 3, 2016, the assignee of the debt purchase agreement converted $6,600 of the principle due to 10,000,000 shares of the Company’s common stock at a conversion price of $.00066 per share.

On February 5, 2016, the assignee of the debt purchase agreement converted $6,600 of the principle due to 10,000,000 shares of the Company’s common stock at a conversion price of $.00066 per share.

On February 9, 2016, the assignee of the debt purchase agreement converted $6,600 of the principle due to 10,000,000 shares of the Company’s common stock at a conversion price of $.00066 per share.

On February 11, 2016, the assignee of the debt purchase agreement converted $6,600 of the principle due to 10,000,000 shares of the Company’s common stock at a conversion price of $.00066 per share.

On February 16, 2016, the assignee of the debt purchase agreement converted $5,400 of the principle due to 10,000,000 shares of the Company’s common stock at a conversion price of $.00054 per share.

On February 19, 2016, the assignee of the debt purchase agreement converted $7,020 of the principle due to 13,000,000 shares of the Company’s common stock at a conversion price of $.00054 per share.

On February 24, 2016, the assignee of the debt purchase agreement converted $5,780 of the principle due to 10,704,000 shares of the Company’s common stock at a conversion price of $.00054 per share.

On March 8, 2016, the Company received proceeds of $40,000 in a third purchase tranche from assignee of the debt. These proceeds were used to repay a portion of the revolving loan balance.

On March 9, 2016, the assignee of the debt purchase agreement converted $5,040 of the principle due to 14,000,000 shares of the Company’s common stock at a conversion price of $.00036 per share.

On March 11, 2016, the assignee of the debt purchase agreement converted $5,400 of the principle due to 15,000,000 shares of the Company’s common stock at a conversion price of $.00036 per share.

On March 16, 2016, the assignee of the debt purchase agreement converted $3,600 of the principle due to 15,000,000 shares of the Company’s common stock at a conversion price of $.00024 per share.

On March 22, 2016, the assignee of the debt purchase agreement converted $3,600 of the principle due to 15,000,000 shares of the Company’s common stock at a conversion price of $.00024 per share.

On March 24, 2016, the assignee of the debt purchase agreement converted $2,700 of the principle due to 15,000,000 shares of the Company’s common stock at a conversion price of $.00018 per share.

On March 29, 2016, the assignee of the debt purchase agreement converted $3,240 of the principle due to 18,000,000 shares of the Company’s common stock at a conversion price of $.00018 per share.

On March 30, 2016, the assignee of the debt purchase agreement converted $3,240 of the principle due to 18,000,000 shares of the Company’s common stock at a conversion price of $.00018 per share.

On April 1, 2016, the assignee of the debt purchase agreement converted $3,240 of the principle due to 18,000,000 shares of the Company’s common stock at a conversion price of $.00018 per share.

On April 5, 2016, the assignee of the debt purchase agreement converted $2,400 of the principle due to 20,000,000 shares of the Company’s common stock at a conversion price of $.00012 per share.

On April 6, 2016, the assignee of the debt purchase agreement converted $2,400 of the principle due to 20,000,000 shares of the Company’s common stock at a conversion price of $.00012 per share.

On April 8, 2016, the assignee of the debt purchase agreement converted $2,520 of the principle due to 21,000,000 shares of the Company’s common stock at a conversion price of $.00012 per share.

On April 11, 2016, the assignee of the debt purchase agreement converted $2,620 of the principle due to 21,833,000 shares of the Company’s common stock at a conversion price of $.00012 per share.

On May 2, 2016, the Company received proceeds of $20,000 in a fourth purchase tranche from assignee of the debt. These proceeds were used to repay a portion of the revolving loan balance.

On May 4, 2016, the assignee of the debt purchase agreement converted $2,640 of the principle due to 22,000,000 shares of the Company’s common stock at a conversion price of $.00012 per share.

On May 9, 2016, the assignee of the debt purchase agreement converted $2,640 of the principle due to 22,000,000 shares of the Company’s common stock at a conversion price of $.00012 per share.

On May 10, 2016, the assignee of the debt purchase agreement converted $3,240 of the principle due to 27,000,000 shares of the Company’s common stock at a conversion price of $.00012 per share.

On May 12, 2016, the assignee of the debt purchase agreement converted $3,240 of the principle due to 27,000,000 shares of the Company’s common stock at a conversion price of $.00012 per share.

On May 17, 2016, the assignee of the debt purchase agreement converted $3,240 of the principle due to 27,000,000 shares of the Company’s common stock at a conversion price of $.00012 per share.

On May 18, 2016, the assignee of the debt purchase agreement converted $1,800 of the principle due to 30,000,000 shares of the Company’s common stock at a conversion price of $.00006 per share.

On May 20, 2016, the assignee of the debt purchase agreement converted $1,800 of the principle due to 30,000,000 shares of the Company’s common stock at a conversion price of $.00006 per share.

On May 24, 2016, the assignee of the debt purchase agreement converted $1,760 of the principle due to 29,330,000 shares of the Company’s common stock at a conversion price of $.00006 per share.

Debt purchase agreement at June 30, 2017 and March 31, 2017 consist of the following:

	June 30,	March 31,
	2017	2017
Debt purchase agreement dated January 21, 2016; non-interest bearing; due April 28, 2017; convertible into shares of common stock at 60% of the lowest trading price 10 days prior to conversion	(360)	(360)
Unamortized debt discount	-	-
Debt purchase agreement, net discount	$(360)	$(360)

A rollfoward of the debt purchase agreement from March 31, 2015 to June 30, 2017 is below:

Debt purchase agreement, net discount March 31, 2015	$-
Issued for cash	140,000
Conversion to common stock	(126,820)
Debt discount related to new convertible notes	(140,000)
Amortization of debt discounts	127,936
Debt purchase agreement, net discount March 31, 2016	1,116
Issued for cash	20,000
Conversion to common stock	(33,540)
Debt discount related to new convertible notes	(20,000)
Amortization of debt discounts	32,064
Debt purchase agreement, net discount March 31, 2017 and June 30, 2017	$(360)

As of June 30, 2017, the net balance of the debt purchase agreement is $(360). See Note 12 on conversion feature of convertible debt recorded as a derivative liability.

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

On November 4, 2014, the purchaser elected to convert $35,000 of the outstanding principle amount into 2,153,846 shares of the Company’s common stock. On January 27, 2015 the purchaser elected to convert $18,000 of the outstanding principle amount into 4,615,384 shares of the Company’s common stock. On April 30, 2015 the original purchaser of this convertible debenture sold the note to a third party for $122,000. On July 24, 2015, the new holder elected to convert $14,000 of the outstanding principle amount into 6,730,769 shares of the Company’s common stock.

Convertible debenture at June 30, 2017 and March 31, 2017 consist of the following:

	June 30,	March 31,
	2017	2017
Convertible debenture dated April 28, 2014; non-interest bearing; due April 28, 2017; convertible into shares of common stock at 65% of the 2nd lowest closing bid price 20 days prior to conversion	$108,000	$108,000
Unamortized debt discount		(2,759)
Convertible debenture, net discount	$108,000	$105,241

A rollfoward of the convertible debenture from March 31, 2015 to June 30, 2017 is below:

Convertible debenture, net discount, March 31, 2015	$37,513
Issued for cash	-
Conversion to common stock	(14,000)
Debt discount related to new convertible notes	-
Amortization of debt discounts	45,761
Convertible debenture, net discount March 31, 2016	69,274
Issued for cash	-
Conversion to common stock	-
Debt discount related to new convertible notes	-
Amortization of debt discounts	35,967
Convertible debenture, net discount March 31, 2017	$105,241
Issued for cash	-
Conversion to common stock	-
Debt discount related to new convertible notes	-
Amortization of debt discounts	2,759
Convertible debenture, net discount June 30, 2017	$108,000

Pursuant to that certain Convertible Debenture, dated April 28, 2014, in the principal amount of $175,000, made by the Pulse Network, Inc., a Nevada corporation (the “Company”), to Peak One Opportunity Fund, L.P. “Peak One Opportunity Fund”), title to which Convertible Debenture was subsequently sold to Jordan Sayfie, pursuant to that certain Debenture Purchase Agreement dated April 30, 2015, by and among Peak One Opportunity Fund, Equity IQ, LLC, a Nevada limited liability company (“Equity IQ”) and Jordan Sayfie, the Company owes $108,000 to Jordan Sayfie as of June 30, 2017.

See Note 12 on conversion feature of convertible debenture recorded as a derivative liability.

13.	DERIVATIVE LIABILITY

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

The Company uses a weighted average Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at March 31, 2017 and 2016:

	March 31,	March 31,
	2017	2016

Stock price	$0.0002	$0.0003
Risk free rate	1.03%	0.59%
Volatility	400%	400%
Conversion/ Exercise price	$0.00006 to $0.00009	$0.0002 to $0.0003
Dividend rate	0%	0%
Term (years)	0.01 to 0.08	0.68 to 1.08

The following table represents the Company’s derivative liability activity for each of the annual periods during the two years ended March 31, 2017:

Derivative liability balance, March 31, 2015	$210,528
Issuance of derivative liability during the period	199,715
Underlying security converted into common stock	(206,018)
Change in derivative liability during the period	22,085
Derivative liability balance, March 31, 2016	182,140
Issuance of derivative liability during the period	48,593
Underlying security converted into common stock	(53,587)
Change in derivative liability during the period	62,652
Derivative liability balance, March 31, 2017	$239,798

The following table represents the Company’s derivative liability activity for the three month ended June 30, 2017.

Derivative liability balance, March 31, 2017	239,798
Issuance of derivative liability during the period	-
Underlying security converted into common stock	150,676
Change in derivative liability during the period	-
Derivative liability balance, June 30, 2017	$390,474

14.	CAPITAL LEASE OBLIGATIONS

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

As of the three month period ended June 30, 2017, the capital lease obligations is $0.

15.	CLIENT FUNDS PASS THROUGH LIABILITY

The Company collects and receives funds from attendees who register for our clients’ upcoming events. Per the terms of the contracts, the Company remits the balance of funds collected to its clients at 30 and 45 days post event. The Company client funds pass through liability at June 30, 2017 and March 31, 2017 is $29,400 and $26,924, respectively.

16.	STOCKHOLDERS’ DEFICIENCY

Series A and series B convertible preferred stock have the same voting, dividend and liquidation rights as holder of common stock. Holders of series A and series B convertible preferred stock may convert their preferred shares into 1 and 5 shares, respectively of common stock.

On April 1, 2016, the assignee of the debt purchase agreement converted $3,240 of the principle due to 18,000,000 shares of the Company’s common stock at a conversion price of $.00018 per share.

On April 5, 2016, the assignee of the debt purchase agreement converted $2,400 of the principle due to 20,000,000 shares of the Company’s common stock at a conversion price of $.00012 per share.

On April 6, 2016, the assignee of the debt purchase agreement converted $2,400 of the principle due to 20,000,000 shares of the Company’s common stock at a conversion price of $.00012 per share.

On April 8, 2016, the assignee of the debt purchase agreement converted $2,520 of the principle due to 21,000,000 shares of the Company’s common stock at a conversion price of $.00012 per share.

On April 11, 2016, the assignee of the debt purchase agreement converted $2,620 of the principle due to 21,833,000 shares of the Company’s common stock at a conversion price of $.00012 per share.

On May 2, 2016, the Company received proceeds of $20,000 in a fourth purchase tranche from assignee of the debt. These proceeds were used to repay a portion of the revolving loan balance.

On May 4, 2016, the assignee of the debt purchase agreement converted $2,640 of the principle due to 22,000,000 shares of the Company’s common stock at a conversion price of $.00012 per share.

On May 9, 2016, the assignee of the debt purchase agreement converted $2,640 of the principle due to 22,000,000 shares of the Company’s common stock at a conversion price of $.00012 per share.

On May 10, 2016, the assignee of the debt purchase agreement converted $3,240 of the principle due to 27,000,000 shares of the Company’s common stock at a conversion price of $.00012 per share.

On May 12, 2016, the assignee of the debt purchase agreement converted $3,240 of the principle due to 27,000,000 shares of the Company’s common stock at a conversion price of $.00012 per share.

On May 17, 2016, the assignee of the debt purchase agreement converted $3,240 of the principle due to 27,000,000 shares of the Company’s common stock at a conversion price of $.00012 per share.

On May 18, 2016, the assignee of the debt purchase agreement converted $1,800 of the principle due to 30,000,000 shares of the Company’s common stock at a conversion price of $.00006 per share.

On May 20, 2016, the assignee of the debt purchase agreement converted $1,800 of the principle due to 30,000,000 shares of the Company’s common stock at a conversion price of $.00006 per share.

On May 24, 2016, the assignee of the debt purchase agreement converted $1,760 of the principle due to 29,330,000 shares of the Company’s common stock at a conversion price of $.00006 per share.

17.	STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense attributable to outstanding stock options of $0 and $10,041 during the three month periods ended June 30, 2017 and 2016, respectively. At June 30, 2017, there was $0 of unrecognized compensation cost related to non-vested stock options at June 30, 2017.

Summary of Options Activity

	Stock Options
		Weighted
		Average
		Exercise
	Options	Price
Outstanding, April 1, 2017	1,235,000	$-
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$0.17
Outstanding, June 30, 2017	1,235,000	$0.17

18.	COMMITMENTS AND CONTIGENCIES

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

Amendment No. 3 to the individual agreements provide for an initial base salary, commencing April 1, 2015, and removes the officers’ base salaries increase of 7% on April 1 for the year ending March 31, 2016. Amendment No. 3 also removes bonus compensation equal to 1.5% of all monthly net revenues of the Company for the year ending March 31, 2016.

Effective April 1, 2017, John Saber resigned as chief information officer for the Company. John will continue to work as a consultant for the Company and provide tech support and keep the Company systems operational. The Company will continue to pay for his healthcare cost in return.

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

19.	SUBSEQUENT EVENTS

Management of the Company has evaluated subsequent events through the date these financial statements were issued and determined there are no other subsequent events that require disclosure.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. As used in this quarterly report, the terms “we”, “us”, “our company”, and “Pulse” mean The Pulse Network, Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations for three month periods ended June 30, 2017 compared to three months ended June 30, 2016.

Revenues and Cost of Revenues

During the three month period ended June 30, 2017 and 2016 the Company generated revenues from 2 primary business segments, being:

- Revenues earned from usage of the ICTG Platform for software marketing tools, including simulated live webinars.

- Revenues earned from usage of the Pulse Network Platform for management and support of client events or conferences.

Three Months Ended June 30, 2017 and 2016

Total revenues for the three months ended June 30, 2017 decreased by 5.5% to $761,035 from $804,988 during the three months ended June 30, 2016.

The decrease for the three months ended June 30, 2017 is mainly attributable to the decreased usage of the ICTG Platform.

Cost of revenues for the three months ended June 30, 2017 decreased by 36.5% to $116,442 from $183,479 during the three months ended June 30, 2016. This decrease is mainly attributable to the decrease in revenue as described above.

Cost of revenues includes $0 of stock-based compensation for the three months ended June 30, 2017 compared to $81 for the three months ended June 30, 2016.

Selling and Marketing

Three Months Ended June 30, 2017 and 2016

Selling and marketing expenses for the three months ended June 30, 2017 decreased by 14.9% to $5,317 from $6,249 for the three months ended June 30, 2016. The decrease in selling and marketing expenses is attributable to a reduction in stock-based compensation.

Selling and marketing expenses includes $0 of stock-based compensation for the three months ended June 30, 2017 compared to $3,252 for the three months ended June 30, 2016.

General and Administrative

Three Months Ended June 30, 2017 and 2016

General and administrative expenses for the three months ended June 30, 2017 decreased by 62.3% to $495,446 from $1,312,781 for the three months ended June 30, 2016. The decrease in general and administrative expenses is mainly attributable to a decrease in cost related to depreciation and amortization of intangible assets expenses.

General and administrative expenses include $0 of stock-based compensation for the three months ended June 30, 2017 compared to $6,708 for the three months ended June 30, 2016.

Net Income Attributable to the Company

Three Months Ended June 30, 2017 and 2016

The net loss to the Company for the three months ended June 30, 2017 decreased 126.6% to $101,731 compared to a net loss of $852,553 for three months ended June 30, 2016. The decrease is mainly attributable to a decrease in cost related to depreciation and amortization of intangible assets expenses.

Liquidity and Capital Resources

For the three months ended June 30, 2017 the Company financed its operations with the Company’s officers as evidenced by an increase in accrued compensation of approximately $163,045. As a result, the Company had a working capital deficit of $7,018,225 on June 30, 2017 compared with a working capital deficit of $6,918,994 at March 31, 2017.

Cash and cash equivalents on June 30, 2017 were $59,572, a decrease of $3,086 from March 31, 2017.

Operating activities provided cash of $60,090 in the three months ended June 30, 2017 compared to providing cash of $40,116 for the three months ended June 30, 2016.

There were no investing activities in the three months ended June 30, 2017 or June 30, 2016.

Financing activities used cash of $63,176 during the three months ended June 30, 2017, compared to using cash of $69,179 during the three months ended June 30, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2017, the Company had no off balance sheet arrangements that have had or that would be expected to be reasonably likely to have a future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.

During the period ended June 30, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

As of June 30, 2017, we are not in default with respect to any indebtedness.

Item 4. Mine Safety Disclosures

None.

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

The Pulse Network, Inc.

Date: May 21, 2019	By:	/s/ Stephen Saber
Stephen Saber
Chief Executive Officer (Principal Executive Officer)

