Form 10-Q
period 2017-09-30
Pulse Network, Inc.
filed 2019-05-31
CIK 1521013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, at May 28, 2019 was 720,544,746 shares.

THE PULSE NETWORK, INC.

THE PULSE NETWORK, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2017 and MARCH 31, 2017

	September 30,	March 31,
	2017	2017
ASSETS

CURRENT ASSETS:
Cash	$4,905	$62,658
Accounts receivable at September 30, 2017 and March 31, 2017 respectively	23,556	112,891
Prepaid expenses and deposits	2,961	13,487

Total current assets	31,422	189,036

OTHER ASSETS:
Other assets	23,714	23,714

TOTAL ASSETS	$55,136	$212,750

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Revolving loan	$1,277,766	$1,335,901
Debt purchase agreement	(360)	(360)
Promissory note	670,000	670,000
Convertible debenture, net	108,000	105,241
Derivative liabilities	390,474	239,798
Accounts payable	534,008	550,316
Accrued compensation	2,956,385	2,719,999
Accrued expenses	237,190	259,065
Current portion of capital lease obligations	-	1,023
Deferred revenue	289,223	327,795
Client funds pass thru liability	27,765	26,924
Advances from stockholders	253,861	316,361
Current portion of note payable related party	8,563	64,813
Note Payable - stockholders	110,100	110,100
Current portion of related party loan	121,500	121,500
Advances from affiliates	193,800	193,800
Current portion of deferred compensation	65,754	65,754

Total current liabilities	7,244,029	7,108,030

DEFERRED COMPENSATION, net of current portion	689,706	689,706
SECURITY DEPOSIT	3,646	1,146
RELATED PARTY LOAN, net of current portion	56,000	56,000

COMMITMENTS AND CONTINGENCIES REDEEMABLE COMMON STOCK	205,160	205,160
STOCKHOLDERS' DEFICIENCY
Undesignated convertible preferred stock, authorized 25,000,000 shares designated as follows:
Series A convertible preferred stock, $0.001 par value, authorized, issued and outstanding 1,000	1	1
Series B convertible preferred stock, $0.001 par value, authorized, issued and outstanding 15,000,000	15,000	15,000
Series C convertible preferred stock, $0.001 par value, authorized, issued and outstanding 500,000	500	500
Common stock: $0.001 par value, authorized, 500,000,000 shares; issued and outstanding, 720,544,746 and 720,544,746 shares, respectively	720,554	720,554
Additional paid-in capital	1,516,109	1,516,109
Accumulated deficit	(10,395,569)	(10,099,456)

Total stockholders' deficiency	(7,938,245)	(7,642,132)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$55,136	$212,750

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

NET SALES	$226,107	$387,238	$987,142	$1,192,227

COST OF SALES	57,027	68,969	173,469	252,448

GROSS PROFIT	169,080	318,269	813,673	939,779

SELLING EXPENSES	2,172	6,037	7,489	12,286
GENERAL AND ADMINISTRATIVE EXPENSES	300,895	577,750	796,341	1,797,143

NET LOSS FROM OPERATIONS	(133,987)	(265,518)	9,843	(869,650)

OTHER INCOME	21,558	-	35,995	-
DERIVATIVE INCOME (EXPENSE)	-	(1,059)	(150,676)	(50,528)
INTEREST EXPENSE	(84,711)	(70,717)	(191,275)	(176,280)

NET INCOME (LOSS)	$(197,140)	$(337,294)	$(296,113)	$(1,096,458)

NET LOSS PER COMMON SHARE, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES USED IN PER SHARE COMPUTATION, basic and diluted	720,554,746	720,554,746	720,554,746	664,186,708

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(296,113)	$(1,096,458)
Adjustments to reconcile net loss to net cash provided (used for) by operating activities:
Stock-based compensation	-	10,041
Depreciation	-	48,110
Amortization of intangible assets	-	788,324
Derivative (income) expense	150,676	50,528
Changes in operating assets and liabilities:
Accounts receivable	89,335	111,910
Prepaid expenses and deposits	10,526	(4,032)
Other assets	-	10,363
Accounts payable	(16,308)	(186,313)
Accrued compensation	236,386	378,330
Accrued expenses	(19,116)	(100,484)
Deferred revenue	(38,572)	(23,470)
Client funds pass thru	841	4,934
Security deposit	2,500	-
Deferred compensation	-	(15,932)

Net cash provided by (used for) operating activities	120,155	(24,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank indebtedness	-	3,856
Net proceeds from revolving loan	(58,135)	(164,183)
Proceeds from debt purchase agreement	-	20,000
Net of advances from stockholders	(62,500)	124,126
Repayment of current portion of note payable related party	(56,250)	-
Payments of capital lease obligations	(1,023)	(3,472)

Net cash used for financing activities	(177,908)	(19,673)

NET INCREASE (DECREASE) IN CASH	(57,753)	(43,822)
CASH:
Beginning of period	62,658	43,822

End of period	$4,905	$-
SUPPLEMENTAL CASH FLOWS DISCLOSURE

The accompanying notes are an integral part of these consolidated financial statements

THE PULSE NETWORK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

	Redeemable		Preferred								Additional
	Common Stock		Series A		Series B		Series C		Common		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance March 31, 2016	-	$205,160	1,000	$1	15,000,000	$15,000	500,000	$500	405,391,746	405,391	1,703,981	(8,700,468)	(6,370,434)

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	10,041	-	10,041
Common shares issued under debt purchase agreement	-	-	-	-	-	-	-	-	315,163,000	315,163	(281,623)	-	33,540
Series C converitible preferred stock issued under credit agreement	-	-	-	-	-	-	-	-	-	-	-	-	-
Application of derivative liability for conversion of debt via common stock	-	-	-	-	-	-	-	-	-	-	53,587	-	53,587
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,096,458)	(1,096,458)

Balance September 30, 2016	-	205,160	1,000	1	15,000,000	15,000	500,000	500	720,554,746	720,554	1,485,986	(9,796,925)	(7,369,724)

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	30,123	-	30,123
Common shares issued under debt purchase agreement	-	-	-	-	-	-	-	-	-	-	-	-	-
Series C converitible preferred stock issued under credit agreement	-	-	-	-	-	-	-	-	-	-	-	-	-
Application of derivative liability for conversion of debt via common stock	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(302,531)	(302,531)

Balance March 31, 2017	-	205,160	1,000	1	15,000,000	15,000	500,000	500	720,554,746	720,554	1,516,109	(10,099,456)	(7,642,133)

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-
Common shares issued under debt purchase agreement	-	-	-	-	-	-	-	-	-	-	-	-	-
Series C converitible preferred stock issued under credit agreement	-	-	-	-	-	-	-	-	-	-	-	-	-
Application of derivative liability for conversion of debt via common stock	-	-	-	-	-	-	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	-	-	-	-	-	-	(296,113)	(296,113)

Balance September 30, 2017	-	$205,160	1,000	$1	15,000,000	$15,000	500,000	$500	720,554,746	720,554	1,516,109	(10,395,569)	(7,938,245)

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As shown in the accompanying financial statements, as of September 30, 2017 the Company has an accumulated deficit of $10,395,569 and has negative working capital of $7,212,607. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of new business opportunities.

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

Concentrations of Sales to Certain Customers – During the three month period ended September 30, 2017, the Company had sales to two customers A & B that accounted for approximately 32% of total revenue. During the six month period ended September 30, 2017, the Company has sales to three customers A, B & C, that accounted for approximately 55% of the total revenue.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2017 and March 31, 2017, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible notes payable due to certain provisions that allow for a change in the conversion price based on a percentage of the Company’s stock price at the date of conversion.

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

At September 30, 2017 and March 31, 2017 the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	September 30, 2017
	September 30,	Using Fair Value Hierarchy
Description	2017	Level 1	Level 2	Level 3
Conversion feature on convertible notes	$390,474	$-	$390,474	$-

Total	$390,474	$-	$390,474	$-

	Fair Value	Fair Value Measurements at
	As of	March 31, 2017
	March 31,	Using Fair Value Hierarchy
Description	2017	Level 1	Level 2	Level 3
Conversion feature on convertible notes	$239,798	$-	$239,798	-

Total	$239,798	$-	$239,798	-

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

Intangible assets at September 30, 2017 and March 31, 2017 consist of the following:

	September 30, 2017	March 31, 2017
Total customer list-active & non-active	$-	$762,467
Non-compete agreement	-	191,900
Trademarks	-	185,340
Software/database	-	61,779
	-	1,201,486
Accumulated amortization	-	(1,201,486)
Intangible assets, net	$-	$-

The Company incurred direct cost related to the acquisition of You Everywhere Now totaling $212,967 which is reported in the Company’s statement of operations for the year ended ended March 31, 2015 as acquisition related expenses.

5. ASSET PURCHAE AGREEMENT

On October 5, 2015, the Company entered into an Asset Purchase Agreement with MikeKoenigs.com Inc. (“Buyer”). The Company sold full ownership, intellectual property and administrative rights to all Publish and Profit courses and products, including the main product plus certification products, all Top Gun Consulting Toolkit courses and products, including the main product plus certification products, the Publish and Profit Facebook Group, the Publish and Profit Kajabi Site, all Publish and Profit digital assets on Amazon S3, Youtube or Vimeo, all Publish and Profit customer records, spreadsheets, and customer data, all You Everywhere Now “YEN” assets including the You Everywhere Now Facebook Group. The Company and Buyer agreed to decrease the promissory note due to Buyer from $1,170,000 to $670,000, along with $45,600 of interest accrued and payable as of June 30, 2015, $4,500 in certain outstanding miscellaneous expenses, and sublease of certain office space described in Settlement Agreement is terminated as of September 1, 2015. The foregiveness of the note payable balance in the amount of $550,100 was recorded in other expenses as of December 31, 2015. Pursuant to that certain Promissory Note, dated October 3, 2014, in the principle amount of $1,250,000, made by The Pulse Network, Inc., a Massachusetts corporation (the “Pulse Massachusetts”), to MikeKoenigs.com, Inc., a Minnesota corporation (“MikeKoenigs.com”), the Pulse Massachusetts owes $670,000 to MikeKoenigs.com as of September 30, 2017.

6. PROPERTYAND EQUIPMENT

Property and equipment at September 30, 2017 and March 31, 2017 consists of the following:

	September 30, 2017	March 31, 2017
Computer equipment	$-	$197,033
Audio and video equipment	-	109,071
Furniture and fixtures	-	12,478
Office equipment	-	55,189
Event equipment	-	73,178
	-	446,949
Accumulated depreciation	-	(446,949)
Property and equipment, net	$-	$-

7. RELATED PARTY TRANSACTIONS

Advances from stockholder at December 31, 2015 and March 31, 2015, consists of non-interest bearing advances of $91,397 from Stephen Saber. These advances have no set repayment terms.

Note payable related party consists of a loan from John C. Saber, the father of the three majority stockholders. Under the terms of the note agreement dated May 15, 2014 the Company borrowed $100,000 repayable in monthly principal and interest installments of $4,614 through maturity in May 2016. This note accrues interest at 10% per annum. The unpaid balance of this note at December 31, 2015 and March31, 2015 is $64,813.

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

Total rent expense, including common area, maintenance, taxes, insurance and utilities was $50,775 and $51,534 for the three month periods ended September 30, 2017 and 2016 respectively, and $99,326 and $103,928 for the six months ended September 30, 2017 and 2016, respectively.

8. ACCRUED COMPENSATION

Accrued compensation as of September 30, 2017 and March 31, 2017 includes $2,956,385 and $2,719,999, respectively of amounts due to the three officers and directors payable under the terms of their employment agreements.

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

Year ending December 31:
2017	16,132
2018	67,417
2019	70,869
2020	74,499
2021	78,315
Thereafter	448,228

Total	$755,460

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

Pursuant to that certain Senior Secured Credit Facility Agreement dated as of September 30, 2014, but made effective as of October 3, 2014, by and among, The Pulse Network, Inc., a Nevada corporation (the “Company”), The Pulse Network Management, LLC, a Massachusetts limited liability company, and TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA Global Credit Master Fund”), as amended, the Company owes $1,277,766 to TCA Global Credit Master Fund as of September 30, 2017.

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

Debt purchase agreement at March 31, 2017 and 2016 consist of the following:

	September 30,	March 31,
	2017	2017
Debt purchase agreement dated January 21, 2016; non-interest bearing; due April 28, 2017; convertible into shares of common stock at 60% of the lowest trading price 10 days prior to conversion	(360)	(360)
Unamortized debt discount	-	-
Debt purchase agreement, net discount	$(360)	$(360)

A rollfoward of the debt purchase agreement from March 31, 2015 to September 30, 2017 is below:

Debt purchase agreement, net discount March 31, 2015	$-
Issued for cash	140,000
Conversion to common stock	(126,820)
Debt discount related to new convertible notes	(140,000)
Amortization of debt discounts	127,936
Debt purchase agreement, net discount March 31, 2016	1,116
Issued for cash	20,000
Conversion to common stock	(33,540)
Debt discount related to new convertible notes	(20,000)
Amortization of debt discounts	32,064
Debt purchase agreement, net discount March 31, 2017 and September 30, 2017	$(360)

As of September 30, 2017, the net balance of the debt purchase agreement is $(360). See Note 12 on conversion feature of convertible debt recorded as a derivative liability.

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

Convertible debenture at September 30, 2017 and March 31, 2017 consist of the following:

	September 30,	March 31,
	2017	2017
Convertible debenture dated April 28, 2014; non-interest bearing; due April 28, 2017; convertible into shares of common stock at 65% of the 2nd lowest closing bid price 20 days prior to conversion	$108,000	$108,000
Unamortized debt discount	-	(2,759)
Convertible debenture, net discount	$108,000	$105,241

A rollfoward of the convertible debenture from March 31, 2015 to September 30, 2017 is below:

Convertible debenture, net discount, March 31, 2015	$37,513
Issued for cash	-
Conversion to common stock	(14,000)
Debt discount related to new convertible notes	-
Amortization of debt discounts	45,761
Convertible debenture, net discount March 31, 2016	69,274
Issued for cash	-
Conversion to common stock	-
Debt discount related to new convertible notes	-
Amortization of debt discounts	35,967
Convertible debenture, net discount March 31, 2017	$105,241
Issued for cash	-
Conversion to common stock	-
Debt discount related to new convertible notes	-
Amortization of debt discounts	2,759
Convertible debenture, net discount September 30, 2017	$108,000

Pursuant to that certain Convertible Debenture, dated April 28, 2014, in the principal amount of $175,000, made by the Pulse Network, Inc., a Nevada corporation (the “Company”), to Peak One Opportunity Fund, L.P. “Peak One Opportunity Fund”), title to which Convertible Debenture was subsequently sold to Jordan Sayfie, pursuant to that certain Debenture Purchase Agreement dated April 30, 2015, by and among Peak One Opportunity Fund, Equity IQ, LLC, a Nevada limited liability company (“Equity IQ”) and Jordan Sayfie, the Company owes $108,000 to Jordan Sayfie as of September 30, 2017.

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

The Company uses a weighted average Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at March 31, 2017 and 2016:

	March 31,	March 31,
	2017	2016

Stock price	$0.0002	$0.0003
Risk free rate	1.03%	0.59%
Volatility	400%	400%
Conversion/ Exercise price	$0.00006 to $0.00009	$0.0002 to $0.0003
Dividend rate	0%	0%
Term (years)	0.01 to 0.08	0.68 to 1.08

The following table represents the Company’s derivative liability activity for each of the annual periods during the two years ended March 31, 2017:

Derivative liability balance, March 31, 2015	$210,528
Issuance of derivative liability during the period	199,715
Underlying security converted into common stock	(206,018)
Change in derivative liability during the period	22,085
Derivative liability balance, March 31, 2016	182,140
Issuance of derivative liability during the period	48,593
Underlying security converted into common stock	(53,587)
Change in derivative liability during the period	62,652
Derivative liability balance, March 31, 2017	$239,798

The following table represents the Company’s derivative liability activity for the period ended September 30, 2017.

Derivative liability balance, March 31, 2017	239,798
Issuance of derivative liability during the period	-
Underlying security converted into common stock	150,676
Change in derivative liability during the period	-
Derivative liability balance, June 30, 2017	$390,474
Issuance of derivative liability during the period	-
Underlying security converted into common stock	-
Change in derivative liability during the period	-
Derivative liability balance, September 30, 2017	$390,474

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

15. CLIENT FUNDS PASS THROUGH LIABILITY

The Company collects and receives funds from attendees who register for our clients’ upcoming events. Per the terms of the contracts, the Company remits the balance of funds collected to its clients at 30 and 45 days post event. The Company client funds pass through liability at September 30, 2017 and March 31, 2017 is $27,765 and $26,924, respectively.

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

17. STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense attributable to outstanding stock options of $0 and $0 during the three month periods ended September 30, 2017 and 2016, respectively and $0 and $10,041 during the six month period ended September 30, 2017 and 2016, respectively. At September 30, 2017, there was $0 of unrecognized compensation cost related to non-vested stock options.

Summary of Options Activity

	Stock Options
		Weighted
		Average
		Exercise
	Options	Price
Outstanding, April 1, 2017	1,235,000	$-
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$0.17
Outstanding, September 30, 2017	1,235,000	$0.17

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations for three and six month periods ended September 30, 2017 compared to three months ended September 30, 2016.

Revenues and Cost of Revenues

During the three and six month period ended September 30, 2017 and 2016 the Company generated revenues from 2 primary business segments, being:

- Revenues earned from usage of the ICTG Platform for software marketing tools, including simulated live webinars.

- Revenues earned from usage of the Pulse Network Platform for management and support of client events or conferences.

Three Months Ended September 30, 2017 and 2016

Total revenues for the three months ended September 30, 2017 decreased by 41.6% to $226,107 from $387,238 during the three months ended September 30, 2016.

The decrease for the three months ended September 30, 2017 is mainly attributable to the decreased usage of the ICTG Platform.

Cost of revenues for the three months ended September 30, 2017 decreased by 17.3% to $57,027 from $68,969 during the three months ended September 30, 2016. This decrease is mainly attributable to the decrease in revenue as described above.

Cost of revenues includes $0 of stock-based compensation for the three months ended September 30, 2017 compared to $81 for the three months ended September 30, 2016.

Six Months Ended September 30, 2017 and 2016

Total revenues for the six months ended September 30, 2017 decreased by 17.2% to $987,142 from $1,192,227 during the six months ended September 30, 2016.

The decrease for the six months ended September 30, 2017 is mainly attributable to the decreased usage of the ICTG Platform.

Cost of revenues for the three months ended September 30, 2017 decreased by 31.3% to $173,469 from $252,448 during the six months ended September 30, 2016. This decrease is mainly attributable to the decrease in revenue as described above.

Cost of revenues includes $0 of stock-based compensation for the three months ended September 30, 2017 compared to $81 for the six months ended September 30, 2016.

Selling and Marketing

Three Months Ended September 30, 2017 and 2016

Selling and marketing expenses for the three months ended September 30, 2017 decreased by 64.0% to $2,172 from $6,037 for the three months ended September 30, 2016. The decrease in selling and marketing expenses is attributable to a reduction in stock-based compensation.

Selling and marketing expenses includes $0 of stock-based compensation for the three months ended September 30, 2017 compared to $3,252 for the three months ended September 30, 2016.

Six Months Ended September 30, 2017 and 2016

Selling and marketing expenses for the six months ended September 30, 2017 decreased by 39.0% to $7,489 from $12,286 for the six months ended September 30, 2016. The decrease in selling and marketing expenses is attributable to a reduction in stock-based compensation.

Selling and marketing expenses includes $0 of stock-based compensation for the three months ended September 30, 2017 compared to $3,252 for the three months ended September 30, 2016.

General and Administrative

Three Months Ended September 30, 2017 and 2016

General and administrative expenses for the three months ended September 30, 2017 decreased by 47.9% to $300,895 from $577,750 for the three months ended September 30, 2016. The decrease in general and administrative expenses is mainly attributable to a decrease in cost related to depreciation and amortization of intangible assets expenses.

General and administrative expenses include $0 and $0 of stock-based compensation for the three months ended September 30, 2017 and September 30, 2016, respectively.

Six Months Ended September 30, 2017 and 2016

General and administrative expenses for the six months ended September 30, 2017 decreased by 55.7% to $796,341 from $1,797,143 for the six months ended September 30, 2016. The decrease in general and administrative expenses is mainly attributable to a decrease in cost related to depreciation and amortization of intangible assets expenses and decrease in officers payroll expense.

General and administrative expenses include $0 and $0 of stock-based compensation for the six months ended September 30, 2017 and September 30, 2016, respectively.

Net Income (Loss) Attributable to the Company

Three Months Ended September 30, 2017 and 2016

The net loss to the Company for the three months ended September 30, 2017 decreased 41.6% to $197,140 compared to a net loss of $337,294 for three months ended September 30, 2016. The decrease is mainly attributable to a decrease in cost related to depreciation and amortization of intangible assets expenses.

Six Months Ended September 30, 2017 and 2016

The net loss to the Company for the six months ended September 30, 2017 decreased 34.9% to $296,113 compared to a net loss of $455,190 for six months ended September 30, 2016. The increase is mainly attributable to a decrease in cost related to depreciation and amortization of intangible assets expenses and increase in derivative income.

Liquidity and Capital Resources

As of September 30, 2017, the Company’s total current assets were $31,422 and current liabilities were $7,244,029. On September 30, 2017, the Company had an accumulated deficit of $10,395,569.

For the six months ended September 30, 2017 the Company financed its operations with the Company’s officers as evidenced by an increase in accrued compensation of approximately $236,386. As a result, the Company had a working capital deficit of $7,212,607 on September 30, 2017 compared with a working capital deficit of $6,918,994 at March 31, 2017.

Cash and cash equivalents on September 30, 2017 were $4,905, a decrease of $57,753 from March 31, 2017.

Operating activities provided cash of $120,155 in the six months ended September 30, 2017 compared to using cash of $24,149 for the three months ended June 30, 2016.

There were no investing activities in the six months ended September 30, 2017 or September 30, 2016.

Financing activities used cash of $177,908 during the six months ended September 30, 2017, compared to using cash of $19,673 during the six months ended September 30, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2017, the Company had no off balance sheet arrangements that have had or that would be expected to be reasonably likely to have a future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.

During the period ended September 30, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2017, we are not in default with respect to any indebtedness.

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

___________

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

The Pulse Network, Inc.

Date: May 28, 2019	By:	/s/ Stephen Saber
Stephen Saber
Chief Executive Officer
(Principal Executive Officer)

